Form 10-K
period 2025-12-31
Sound Point Direct Lending BDC
filed 2026-03-30
CIK 2061174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 814-01938

Sound Point Direct Lending BDC

(Exact name of Registrant as specified in its Charter)

Delaware	33-4342329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
375 Park Avenue, 34th Floor New York, New York	10152
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 895-2280

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: Common Shares of Beneficial Interest, par value $0.001 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2025, there was no established public market for the registrant's common stock.

The issuer had 3,506,476.271 shares of beneficial interest, $0.001 par value per share, outstanding as of March 30, 2026.

Cautionary statement regarding FORWARD-LOOKING STATEMENTS

Unless indicated otherwise, the “Fund,” “we,” “us,” and “our” refer to Sound Point Direct Lending BDC, a Delaware statutory trust. The “Adviser” refers to Sound Point Capital Management, LP, a Delaware limited partnership, and the “Administrator” refers to Sound Point Administration LLC, a Delaware limited liability company, together with the Adviser and their other affiliates, “Sound Point” or the “Firm.” “Shareholder” refers to a holder of the Fund’s common shares of beneficial interest, par value $0.001 per share (the “Shares”). This annual report on Form 10-K (the "Annual Report") contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements.

We have based the forward-looking statements included in this annual report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements, unless we are required to do so by applicable law. However, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (the “SEC”), including future annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

● our future operating results;

● our business prospects and the prospects of our portfolio companies;

● risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of any public health emergencies or crises;

● interest rate volatility, particularly because we use leverage as part of our investment strategy;

● the impacts of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;

● general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, China, Russia, Ukraine and the Middle East;

● our contractual arrangements and relationships with third parties;

● actual and potential conflicts of interest with our Adviser and its affiliates;

● the dependence of our future success on the general economy and its effect on the industries in which we invest;

● the ability of our portfolio companies to achieve their objectives;

● the adequacy of our financing sources and working capital;

● the timing of cash flows, if any, from the operations of our portfolio companies;

● the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

● the ability of our Adviser and its affiliates to attract and retain highly talented professionals.

Summary Risk Factors

Investing in the Fund’s shares (the “Shares”) involves a high degree of risk. Some, but not all, of the risks and uncertainties that the Fund faces are summarized below. Please refer to Item 1A. Risk Factors for a more fulsome description of each risk.

Risks Relating to the Fund's Business and Structure

● The Fund is a new company and has limited operating history.

● The success of the Fund depends in substantial part on the experience and knowledge of the Adviser and its key personnel, which may have actual and potential conflicts of interest.

● The Fund is subject to business and regulatory risks associated with alternative asset investments.

● The Adviser operates in a highly competitive market for investment opportunities.

● Certain sectors targeted by the Fund are highly cyclical and subject to significant fluctuation.

● The lack of liquidity in our investments may adversely affect the Fund’s business.

● Defaults by our portfolio companies will harm our operating results.

● Operating as a BDC imposes numerous constraints on the Fund and significantly reduces our operating flexibility.

● The Fund is a non-diversified investment company within the meaning of the 1940 Act and therefore will not be limited with respect to the proportion of its assets that it may invest in a single issuer.

● The Fund is subject to risks associated with qualifying as a RIC for U.S. federal income tax purposes.

● The Fund is subject to certain restrictions imposed by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

● The Fund may co-invest in portfolio companies with third parties through partnerships, joint ventures or other arrangements.

● Hedging techniques employed to reduce certain risks could limit the Fund’s ability to participate in the benefits of lower interest rates with respect to the hedged borrowings.

● Future issuances of equity securities may cause dilution of existing Shareholders’ ownership percentage.

● The Fund may leverage its portfolio, which would magnify the potential for gain or loss on amounts invested and will increase the risk of investing in us.

● The amount of any distributions the Fund may make on the Shares is uncertain.

● The Fund invests in private, middle-market, portfolio companies which may be risky.

● There is the potential that certain investments could yield payment-in-kind (“PIK”) interest.

PART I

Item 1. Business.

Executive Summary

The Fund was formed as a Delaware statutory trust on March 14, 2025 and has elected to be regulated as a Business Development Company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Fund is structured as an externally managed, non-diversified closed-end management investment company and is a non-exchange traded, perpetual-life BDC. In addition, for tax purposes the Fund intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Fund’s investment objective is to generate current income and, to a lesser extent, capital appreciation through investments primarily in private middle market companies. The Fund may also generate income from capital gains on the sales of loans, debt and equity related securities, and various loan origination and other fees and dividends on direct equity investments. The Adviser determines whether companies qualify as “middle market” in its sole discretion, and the Fund may from time to time invest in larger or smaller companies if an attractive opportunity presents itself.

As a BDC, the Fund must invest at least 70% of its assets in “qualifying assets,” which may include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” generally includes U.S. private operating companies and small U.S. public operating companies with a market capitalization of less than $250 million. See Item 1A. Risk Factors for a discussion regarding risks associated with an investment in the Fund. The Fund makes investments primarily in debt instruments, including first-lien senior debt and unitranche facilities. Selectively, the Fund may also make investments in second lien debt, junior tranches of private securitizations, accounts receivable, asset- based lending, other unsecured debt instruments, and equity co-investments. Typical middle market senior loans may be issued by middle market companies in the context of leveraged buyouts, acquisitions, debt refinancings, recapitalizations, and other similar private credit transactions or a combination of the foregoing. The Fund’s target credit investments typically have maturities between five and seven years. Additionally, the Fund may utilize derivatives for hedging purposes, although utilization of derivatives is not currently anticipated.

The instruments in which the Fund will invest typically are not rated by any rating agency, but the Adviser believes that if such instruments were rated, they would be below investment grade, which is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Investments that are rated below investment grade are sometimes referred to as “high yield bonds,” “junk bonds” or “leveraged loans.” Therefore, the Fund’s investments may result in an above average amount of risk and volatility or loss of principal. No assurance can be given that the Fund’s investment objective will be achieved, and investment results may vary substantially on a monthly, quarterly and annual basis. See Item 1A. Risk Factors for a discussion regarding risks associated with an investment in the Fund.

The Adviser

Subject to the supervision of the Board of Trustees of the Fund (the “Board”), and pursuant to the investment advisory agreement between the Fund and the Adviser (the “Investment Advisory Agreement”), the Adviser manages the day-to-day operations of the Fund and provides the Fund with investment advisory and management services. The Board is comprised of a majority of trustees that are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Fund or the Adviser, which are referred to herein as “Independent Trustees.” Trustees who are “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Fund or the Adviser are referred to herein as “Interested Trustees.” For details, see Item 10. Directors, Executive Officers and Corporate Governance.

The Adviser is a Delaware limited partnership and an investment adviser that is registered with the SEC under the Advisers Act of 1940, as amended (the “Advisers Act”). As of December 31, 2025, the Adviser had approximately $44.2 billion of total assets under management.1 The Adviser was founded in 2008 by Stephen Ketchum in conjunction with five senior principals of Stone Point Capital. The Adviser’s U.S. Direct Lending Team is supported by an institutionalized operational team and infrastructure and benefits from its relationship with the principals of Stone Point Capital, a third-party permanent capital fund that is managed by the Dyal Capital division of Blue Owl Capital Inc. (“Blue Owl”), and Assured Guaranty U.S. Holdings Inc., each a minority equity holder in the Adviser. Additionally, the Adviser employed more than 180 professionals as of December 31, 2025, and is headquartered in New York, with offices in London, Connecticut, Florida, and California. The Adviser’s strategies include performing credit, U.S. and European CLOs, opportunistic credit, private credit, structured credit, and commercial real estate credit. Sound Point’s strategies are managed via evergreen and drawdown commingled funds, funds of one, separately managed accounts, and co-investments with a particular focus on forming strategic partnerships and providing customized investment solutions.

———————————————————

(1)
Sound Point assets under management (“AUM”) provided as of December 31, 2025. AUM does not include redemptions received or liquidations that may be in effect after December 31, 2025. AUM does include, where relevant, committed capital to discretionary draw-down vehicles that have not yet been drawn and entities that are not open to new investors and/or are in the process of winding down and represents the closed total commitment of all loans managed by commercial real estate credit as of December 31, 2025, including inherited portfolios managed that were originated by another manager and assets attributable to a non-advisory client.

Sound Point makes the investment professionals on the Direct Lending Team available to the Adviser for purposes of originating and identifying investment opportunities, conducting research and due diligence on prospective investments, analyzing and underwriting investment opportunities, structuring investments, and monitoring and servicing the Fund’s investments in accordance with the services provided by the Adviser under the Investment Advisory Agreement. The Adviser believes that the Direct Lending Team’s extensive network of contacts, which includes financial sponsors, debt investors, investment banks, lenders, and management teams, as well as the Adviser’s targeted outbound model, will provide the Fund with a competitive advantage in sourcing and underwriting attractive investment opportunities. Sound Point has expertise in sourcing, monitoring, and workouts/restructuring that may be utilized by the Adviser as needed in managing the Fund’s investments. See also “ – The Direct Lending Team's Investment Committee” (below).

Investment Focus and Characteristics

Sound Point believes the Fund’s targeted investments in secured loans within the capital structure of U.S. middle-market companies present an attractive proposition given the fundamental characteristics highlighted below:

•
Secured Position: Direct loans to middle-market companies generally benefit from a secured position within the capital structure. The Fund’s loans generally take first-lien security and, as such, occupy the most senior position within the capital structure, typically with a priority pledge against the assets and equity of the borrower.
•
Strong Cash Yield: Middle-market loans offer an attractive cash yield with a contractual cash coupon payment due on a monthly or quarterly basis.
•
Privately Negotiated Transactions with Focus on Lead / Co-Lead Role: The Direct Lending Team seeks to drive the process of structuring and negotiating transactions. Sound Point believes this approach provides enhanced downside protection relative to the syndicated loan market. Sound Point typically strives to lead or co-lead approximately 75% of transactions, with the balance consisting of small club deals.
•
Covenants: Loans to middle-market companies in the U.S. generally incorporate a series of financial tests that provide the lender with an indication of the operational performance and financial health of the underlying company, allowing for early detection of credit quality deterioration, including maintenance covenants and other financial and operating covenants. Typical covenants include tests on leverage and fixed-charge coverage ratio.
•
Floating-Rate Instruments: Loans generally are floating-rate instruments, which allow investors to benefit in a rising interest rate environment. In addition, yields are protected due to the presence of SOFR floors.
•
Medium-Term Duration Loans: Loans typically exhibit shorter duration relative to alternative bond financing, with an average contractual maturity of five to seven years and a weighted average duration, depending on market conditions, of approximately four years.
•
Optimized Recovery Rates and Enterprise Value Coverage: Given the general application of covenant tests and the secured position of the loans over the assets and equity of the underlying company, Sound Point believes such investments offer a favorable proposition with respect to maximizing downside protection and minimizing capital loss in the event of a default.

Asset-Based Lending

The Fund’s asset-based lending strategy seeks to originate, structure, and agent proprietary first-lien, short-duration loans to primarily U.S. corporate borrowers requiring transitional, mission-critical capital, typically secured by high-quality, liquid collateral such as accounts receivable. Investments generally are senior in the capital structure with multiple paths to repayment and are designed to generate attractive risk-adjusted returns through premium pricing, structural protections, and diversified exposure across borrowers and industries.

Investment Process

The Direct Lending Team follows an integrated origination, underwriting, and account management process that combines extensive U.S. middle-market lending expertise with Sound Point’s substantial resources.

1. Investment Process - Sourcing

In sourcing investments for the Fund, the Direct Lending Team relies on the network of its senior Direct Lending Team members. The Fund and Direct Lending Team primarily focus on investments in borrowers backed by financial sponsors that have a track record of creating value and with whom members of the Direct Lending Team often have an established, long-term relationship.

Over the years, the Direct Lending Team has transacted with more than 150 unique sponsors, in addition to management teams, debt advisors, bankers, and other lenders. Utilizing these touch points, the Direct Lending Team sources and reviews approximately 500 deals per year. The Direct Lending Team maintains a comprehensive proprietary database to track all sourcing and new deal activity and to inform the Direct Lending Team’s programmatic sponsor tiering approach.

2. Investment Process - Underwriting

The Direct Lending Team seeks to maintain its established and proven investment principles and processes, honed over careers focused on lending to U.S. middle-market companies. Sound Point’s fundamental and research-intensive investment process, in place since inception, has been refined over time. This creates a systematic and repeatable approach, which Sound Point believes best positions the Fund to deliver attractive returns for its investors.

Analysis, decision-making, and ultimately construction of the portfolio may benefit from the research and insight of Sound Point’s sector research team, which covers more than 1,000 issuers, many of which are monitored on an ongoing basis. Once an investment opportunity is evaluated by the sector research team, even if an investment is not made or brought to the Investment Committee, the issuer’s information is recorded and periodically updated so that it can be revisited for potential future diligence.

The Fund’s investment process focuses on fundamental credit analysis, technical market due diligence, and the portfolio suitability of each potential investment.

Investment Screening and Selection

The Direct Lending Team maintains a detailed loan pipeline report through the team’s proprietary database, maintained in DealCloud, which is updated in real time to reflect new opportunities and status changes to existing deals in the pipeline. The pipeline report is circulated weekly for internal team meetings and included as part of the weekly Investment Committee materials.

Initial information on a potential borrower is typically received through a confidential information memorandum (CIM) or a management presentation. If sufficient information and interest exist in a new opportunity, a deal team, typically consisting of two or three investment professionals, is assigned to perform preliminary due diligence and compile a screening memo.

A screening memo usually is a three-to-five-page document that provides a high-level summary of the opportunity and includes the deal team’s initial thoughts regarding investment merits, potential risks, and mitigants. The Investment Committee reviews the screening memo and provides feedback regarding the risks that need to be understood and mitigated in order to provide final approval for the transaction, in addition to guidance on transaction pricing and structure.

Screening memos typically include the following information:

•
Background on the proposed transaction, sources and uses, proposed pro forma capital structure, and recommended pricing and amortization.

•
Background on the borrower and the borrower’s business and industry.
•
An outlook on the borrower’s market and competitive landscape.
•
Preliminary investment merits.
•
Preliminary key investment considerations and risks related to the transaction.
•
Relevant information required to identify and address key transaction risks.
•
Summarized historical and pro forma financial information.
•
Preliminary credit statistics and an investment return analysis.

Once the initial screening process is completed and the Investment Committee approves the transaction to move forward to the full diligence phase, the deal team communicates screened terms to the potential borrower and/or sponsor, typically through a non-binding term sheet, and provides feedback on diligence required for full underwriting. Assuming the borrower or sponsor accepts these terms, the investment team then completes its diligence, including but not limited to the following:

•
Business Review: Reviews the borrower’s business, including major customers and product lines, customer diversification, customer contracts, sales diversification, management strength and depth, supplier relationships, workforce relationships, barriers to entry and replacement risk, exposure to economic downturns and commodities, supplier dynamics, working capital, and CAPEX needs, requirements, and trends.
•
Industry Review: Evaluates industry trends, market forecasts, macroeconomic factors affecting the industry, the competitive landscape, and the borrower’s place within that landscape.
•
Historical and Pro Forma Financial Analysis: Profiles the borrower’s prior financial operating history, including revenue trends, margins, levered and unlevered free cash flow, the sustainability of those cash flows and margins, and an analysis of the company’s proposed pro forma financial operating and credit metrics and capital structure.
•
Detailed Cash Flow Underwriting: Builds detailed cash flow models in order to prepare investment and downside cases, as well as investment return and exit analysis.
•
Sponsorship / Ownership Review: Details the sponsor’s or owner’s track record, sector experience, operating expertise, remaining fund capital and structure, or access to capital.
•
Transaction Structure / Pricing: Includes a summary of the deal’s expected or proposed terms, such as coupon rate, upfront fees, and amortization, leverage, comparable transactions and relative value analysis, position in the capital structure, traditional credit metrics, use of capital requested, and collateral.
•
ESG and Responsible Investing Factors: Undertakes an appropriate level of assessment of environmental, social, and governance-related risks deemed most likely to affect the financial condition or operating performance of each company within its specific industry.
•
Third-Party Due Diligence: Engages and reviews third-party reports from environmental, insurance, quality of earnings, and tax consultants. Third-party providers also perform background checks on key members of management and the sponsor. The Direct Lending Team may also review third-party market studies, conduct calls with its own third-party industry experts, and, if appropriate, perform or review customer interviews.
•
Management Meeting: Verifies preliminary due diligence findings, meets the borrower’s management team, and evaluates management’s background and track record.
•
Legal Due Diligence: Engages external legal counsel to review items such as borrower operating documentation, contracts, material procedures, and to draft or review credit agreements and supporting loan documentation.

Investment Approval

When the Direct Lending Team evaluates an investment, there are three to four formal decision-making and approval tollgates:

•
Deal Screening: The deal team presents the transaction at an Investment Committee meeting, where the team collectively decides whether to proceed or pass on the deal. If the decision is made to move forward, the Investment Committee and deal team align on high-level focus areas for diligence.
•
Due Diligence Update: At the deal team’s discretion, a transaction may be presented to the Investment Committee after preliminary diligence is aggregated to confirm that Investment Committee members remain supportive of the transaction.
•
Investment Committee Memo: The deal team prepares and presents an Investment Committee Memorandum (ICM), which is the definitive summary of the deal team’s diligence results and recommendation. ICMs typically range between 40 and 60 pages. A decision is then made either to proceed with the final completion of documentation and other confirmatory items, including background checks and insurance reviews, or to decline the transaction.
•
Closing and Funding Memo: Prior to funding, a closing memo is prepared summarizing the final financial details of the transaction and documentation terms, memorializing any applicable differences from the previous approval discussion. The closing memo also includes deal allocations as approved by compliance and the results of any confirmatory diligence items noted above.

Legal Documentation and Compliance

In documenting a loan, the Direct Lending Team typically utilizes standard credit document templates that are created and refined in consultation with external legal counsel and adapted to market best practices around collateral perfection and enforcement. The Direct Lending Team also supplements these templates with customized documentation based on the individual needs of the borrower and sponsor. These documents may incorporate specific covenants or stipulations negotiated by the Direct Lending Team to mitigate deal-specific risks, developed while working alongside appointed external legal counsel.

Importantly, the Direct Lending Team’s loan documents include strict restrictions with respect to liability management transactions as a general matter. In particular, the majority of the Direct Lending Team’s loan documents do not include carveouts or baskets permitting securitization, receivable, or factoring transactions. In very competitive deals, those carveouts or baskets may sometimes be included, but in each case only so long as there are robust limitations on the scope of those provisions. Such limitations include: a specific dollar cap on both the amount of receivable or securitization facilities that can be incurred and the value of the assets that can be used to secure such financing; a requirement that such transactions be conducted for fair market value on arm’s-length terms; and a requirement that such transactions are non-recourse to the loan party group.

In addition, the Direct Lending Team conducts detailed diligence on management prior to an investment, together with regular update calls directly with management throughout the term of an investment. This suite of contractual and practical measures ensures that the Direct Lending Team’s investments are protected from the occurrence of any securitization, receivable, or factoring transactions that could materially impede the value of a specific investment. As such, the same risk identified in the First Brands bankruptcy filing of September 2025 is expressly mitigated in the Direct Lending Team’s investments.

As part of the allocation approval process, the Direct Lending Team works with the Sound Point compliance team to conduct transaction-level AML review. KYC of the borrower results in one of the following classifications: low, medium, or high risk, whereby either a simplified, standard, or enhanced due diligence process is applied, respectively. Once the borrower is classified, the compliance team requests and reviews all relevant documentation collected to verify identity and confirm that the borrower itself, the owners, and key management personnel are not involved in money laundering or terrorist financing. The Direct Lending Team also works closely with the operations and finance team, as well as the Fund’s administrator, at this stage in order to establish a formal funding process.

At closing, final Direct Lending Team- and external counsel-approved credit and loan documents are distributed for execution and are required to be signed by an authorized signatory of the lender. Copies of loan documents are retained by external legal counsel, who sends a loan file to the Direct Lending Team after each loan closing for internal records.

3. Portfolio Management

Credit Monitoring

The Direct Lending Team believes effective asset management requires a consistent, disciplined, and proactive approach to monitoring borrower financial and operational performance, as well as the macroeconomic factors that affect and drive the borrower’s operating environment and competitive landscape. Strong relationships developed over time through frequent communication with management teams are leveraged to maximize the Direct Lending Team’s visibility into underlying performance. Given the focus on smaller companies and direct investments, access to and engagement with management generally are greater than with strategies that pursue larger-sized investments. Internal portfolio discussions may take place through both formal and informal updates provided at weekly internal Direct Lending Team meetings, Investment Committee meetings, and quarterly Portfolio Review meetings.

The Direct Lending Team seeks to obtain monthly and quarterly unaudited financial reporting, as well as annual audited financial reporting, from each portfolio company. The Direct Lending Team receives quarterly covenant compliance certificates to monitor company performance versus projections; non-compliance brings parties to the table well in advance of a material default.

Risk Rating

1	Investments that are performing above expectations.
2	Investments that are performing within expectations, with risks that are neutral or favorable compared to risks at the time of origination. All new loans receive this rating.
3	Investments that are performing below expectations and require enhanced monitoring, but where no risk of loss is expected for interest, principal, or dividends.
4

Investments that are performing materially below expectations and require close monitoring. Investments receiving this rating may be out of compliance with financial covenants; however, these investments generally are current with respect to interest and principal. There is a heightened risk of potential loss. Investments rated 4 or higher remain on the Watchlist until performance warrants upgrade and removal.

5

Investments that are performing materially below expectations and for which risk has increased significantly since origination. In addition to the borrower generally being out of compliance with debt covenants, loan payments may be past due, but generally are not more than 180 days past due. Some loss of interest or dividend is expected, but no loss of principal.

6

Investments that are performing substantially below expectations and whose risks have increased significantly since origination. Most or all debt covenants are out of compliance and payments are substantially delinquent and/or a debt restructuring has occurred. Some loss of principal is expected.

Investments can move between credit risk ratings based on their individual credit profiles and evolving circumstances. Credit ratings are formally revisited on a quarterly basis. Factors reviewed in determining credit risk ratings include, but are not limited to, the following:

•
Loan issuer or company performance, including monthly and quarterly financial information, specifically as compared with the underwritten investment case.
•
Loan issuer or company liquidity and access to capital markets.
•
Enterprise valuation.
•
Hard asset coverage.
•
Default probability and ability to service interest and principal payments.

•
Ratings from nationally recognized ratings agencies, where applicable.
•
Debt multiples and coverage ratios.
•
Industry dynamics.
•
Other critical credit metrics considered at the time of underwriting approval.

The Direct Lending Team holds a detailed quarterly portfolio review with the Investment Committee to review each loan in the portfolio and reaffirm or adjust credit risk ratings. The Direct Lending Team prepares a credit review report that provides a summary of each loan within the portfolio. Each loan summary is updated based on the most recent information obtained from the borrower during the ongoing review process and for any developments since the time of origination or the previous quarter.

Loans rated 4 or higher, also known as loans on the Watchlist, are discussed frequently within the Direct Lending Team, with the account manager taking a hands-on and proactive approach. Upon an early sign of material underperformance or expected underperformance, the investment analyst is required to discuss the situation with senior members of the Direct Lending Team with the objective of devising a strategy that mitigates the risk of loss and/or maximizes potential recovery.

Technology

In 2025, the Adviser implemented an advanced, AI-driven portfolio management and borrower tracking tool designed to enhance productivity, automate manual tasks, and improve reporting and analytical capabilities. In addition, the Adviser's Risk and Technology team developed a Power BI management dashboard specifically for the Direct Lending Team. This tool enables the team to monitor portfolio KPIs on a real-time basis and perform sensitivity analysis, such as EBITDA, interest rate, and pricing, on both the aggregate portfolio and each Sound Point-managed vehicle.

The Direct Lending Investment Committee and Senior Management

The Direct Lending Investment Committee servicing the Fund is currently comprised of Tom Newberry, Andrew Eversfield, David Rous, Marc Sole, and Jane Lawrence. Additionally, Mr. Ketchum serves as advisor to the Direct Lending Team's Investment Committee. All investment and disposition decisions are reviewed and approved by the Direct Lending Team's Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.

Direct Lending Team's Investment Committee:

•
Tom Newberry joined Sound Point in 2021 and is Chief Credit Officer and Executive Chairman of Direct Lending, where he leads credit oversight and chairs investment decision-making for the U.S. Direct Lending strategy; Tom has over 30 years of experience in financial services.
•
Andrew Eversfield joined Sound Point in 2021 and is Co-Head of Direct Lending, where he is responsible for sourcing, underwriting and portfolio construction activities reviewed by the Investment Committee; Andrew has over 20 years of experience in financial services.
•
David Rous joined Sound Point in 2021 and is Co-Head of Direct Lending, where he oversees underwriting, structuring and portfolio management activities presented to and approved by the Investment Committee; David has over 20 years of experience in financial services.
•
Marc Sole joined Sound Point in 2015 and is Deputy Chief Investment Officer, where he provides senior credit, restructuring and risk oversight in connection with Investment Committee deliberations; Marc has over 20 years of experience in financial services.
•
Jane Lawrence joined Sound Point in 2020 and is a Portfolio Manager, where she contributes portfolio risk analysis and credit market expertise to Investment Committee discussions; Jane has over 18 years of experience in financial services.

Other Senior Management Team Members

•
Stephen Ketchum founded Sound Point in 2008 and is Managing Partner and Chief Investment Officer, where he provides firmwide investment oversight and strategic guidance to the Investment Committee; Stephen has over 34 years of experience in financial services.
•
Sarah Seelaus joined Sound Point in 2010 and is Chief Operating Officer, where she provides operational and risk governance oversight relevant to Investment Committee processes; Sarah has over 20 years of experience in financial services.
•
Daniel Fabian joined Sound Point in 2025 and is Global Chief Financial Officer, where he oversees financial controls, capital planning and risk considerations relevant to Investment Committee decisions; Daniel has over 15 years of experience in financial services.
•
Vincent D’Arpino joined Sound Point in 2022 and is General Counsel, where he advises the Investment Committee on legal, structural and documentation matters; Vincent has over 25 years of experience in financial services and legal advisory roles.
•
Andrea Sayago joined Sound Point in 2022 and is Chief Compliance Officer and Associate General Counsel, where she ensures that Investment Committee decisions align with applicable regulatory and compliance requirements; Andrea has over 20 years of experience in financial services and compliance.
•
Jordan Michels joined Sound Point in 2013 and is Deputy Chief Operating Officer and Co-Head of Operations, where he supports Investment Committee execution through operational, middle-office and risk infrastructure oversight; Jordan has over 20 years of experience in financial services.

The Investment Committee is supported by a team of senior management professionals who bring to Sound Point significant experience both within the firm and from other leading private credit, investment banking, financial services, corporate law and accounting firms.

The Administrator

Sound Point Administration LLC, a Delaware limited liability company, (the “Administrator”) serves as the administrator of the Fund. Subject to the supervision of the Board, a majority of which is made up of Independent Trustees, the Administrator provides the administrative services necessary for the Fund to operate, which includes the Fund's use of the Administrator’s office facilities, equipment and record keeping services. In addition, the Fund will reimburse the Administrator for the fees and expenses associated with performing compliance functions, and the Fund’s allocable portion of the compensation of certain of the Fund’s officers, including the Fund’s Chief Financial Officer, Chief Compliance Officer and any support staff. The Fund will reimburse the Administrator for all reasonable costs and expenses incurred by the Administrator in providing these services, facilities and personnel, as provided by the administration agreement by and between the Fund and the Administrator (the “Administration Agreement”). In addition, the Administrator will be permitted to delegate its duties under the Administration Agreement to third parties, and the Fund will reimburse the expenses of these parties incurred directly and/or paid by the Administrator on the Fund’s behalf. To the extent permitted by applicable law, the Administrator may elect to defer or waive all or a portion of its fees for a specified period of time.

The Private Offering

The Fund held the initial closing of its private placement for the sale of its Shares on December 15, 2025, and commenced operations upon such closing (the “Initial Closing”). The Fund expects to enter into Subscription Agreements relating to its Shares (collectively, the “Subscription Agreements”) with investors for the private placement of the Fund’s Shares (the “Private Offering”). Shares will be sold only to persons who are “accredited investors” within the meaning of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) and to non-U.S. persons outside the United States in accordance with Regulation S under the Securities Act. Each investor will make a capital commitment to purchase Shares pursuant to such investor’s Subscription Agreement. Pursuant to their respective Subscription Agreement, Shareholders generally will be required to make capital contributions to purchase Shares as directed by the Fund (including each time the Fund delivers a drawdown notice (“Drawdown Notice”)) by funding their portion of the Drawdown Amount (as defined below) in an aggregate amount not to exceed their respective aggregate capital commitments (each, a “Drawdown”). The Fund will deliver each Drawdown Notice at least 10 business days prior to the Drawdown Date. Drawdown purchases will generally be allocated among investors with unfunded capital commitments in amounts proportional to each investor’s capital commitment in such increments as the Adviser deems necessary to fund the Fund’s operations; provided, however, that the Fund reserves the right to require certain Shareholders to fully fund their subscription amount by wire to the Fund’s bank account on or before the last business day of the month of its respective closing. All purchases of Shares will be made at a purchase price per Share that is not less than the net asset value (“NAV”) per Share (plus an additional amount equal to any subsequent investor’s allocable portion of the initial offering and organizational expenses then recorded in the Fund’s financial statements or accounts in accordance with U.S. GAAP (i.e., an investor that does not participate in the Initial Closing will be required to pay an additional amount to cover their portion of the offering and organizational expenses incurred by the Fund prior to their investment).

The Fund expects to hold additional closings on a quarterly basis as additional capital commitments are obtained (each, a “Closing”). The “Commitment Period”, as to each Shareholder, will commence on the later of (i) the date on which the Fund commences operations (the “Commencement Date”) and (ii) the date on which the Shareholder’s Subscription Agreement is accepted by the Fund, and ends on the three-year anniversary thereafter.

At the end of the Commitment Period, Shareholders will be released from any further obligation under their respective Subscription Agreements to fund Drawdowns and purchase additional Shares; provided, however, that for two years following the end of the Commitment Period, Shareholders will remain obligated to fund Drawdowns to the extent necessary to (i) pay Fund expenses, including management fees, amounts that may become due under any borrowings or other financings or similar obligations, or indemnity obligations, (ii) complete investments in any transactions for which there are binding written agreements as of the end of the Commitment Period (including investments that are funded in phases), (iii) fund follow-on investments made in existing portfolio companies within three years from the end of the Commitment Period that, in the aggregate, do not exceed 5% of total commitments, (iv) fund obligations under any Fund guarantee, and/or (v) as necessary for the Fund to preserve its status as a RIC.

Initial Portfolio

Prior to the Fund's election to be regulated as a business development company, the Fund acquired its initial portfolio of investments. Effective as of December 15, 2025, the Fund purchased an initial portfolio of approximately $132.5 million of gross commitments. The initial portfolio of investments consists primarily of debt instruments, including first-lien senior debt and unitranche facilities, issued by U.S. middle-market companies. There are no material differences between the underwriting standards used in the acquisition of our initial portfolio of investments and the underwriting standards to be employed by the Adviser on the Fund's behalf going forward. See Item 1. Business – Investment Process – Investment Screening and Selection for additional information about the Adviser's underwriting standards.

Investment Advisory Agreement

Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser manages the Fund’s day-to-day operations and provides investment advisory services to the Fund. Under the terms of the Investment Advisory Agreement, the Adviser:

•
determines the composition and allocation of the Fund’s investment portfolio, the nature and timing of any changes therein and the manner of implementing such changes;
•
identifies, evaluates and negotiates the structure of the investments made by the Fund;
•
performs due diligence on prospective portfolio companies;
•
executes, closes, services and monitors the Fund’s investments;
•
determines the securities and other assets that the Fund shall purchase, retain or sell;
•
arranges financings and borrowing facilities for the Fund; and
•
provides the Fund with such other investment advisory, research and related services as the Fund may, from time to time, reasonably require for the investment of its funds.

Under the Investment Advisory Agreement, the Fund will pay the Adviser fees for investment management services consisting of the Management Fee and the Incentive Fee, each as defined below.

Management Fee

The Fund will pay to the Adviser an asset-based fee (the “Base Management Fee”) for management services in an amount equal to an annual rate of 0.625% of the average value of the Fund’s gross assets at the end of the two most recently completed quarters. Gross assets means the Fund’s total assets, determined on a consolidated basis in accordance with U.S. generally accepted accounting principles, including assets purchased with borrowed funds or other forms of leverage, but excluding cash and cash equivalents (“Gross Assets”). The Base Management Fee will be calculated and payable quarterly in arrears. The Base Management Fee for any partial quarter will be appropriately pro-rated. The initial payment of the Base Management Fee shall be calculated based on the average Gross Assets as of the date of execution of the Investment Advisory Agreement, including, for the avoidance of doubt, assets acquired on such date, and the end of the fiscal quarter in which the Investment Advisory Agreement was executed.

Incentive Fee

The Fund will pay to the Adviser an incentive fee (the “Incentive Fee”) as set forth below. The Incentive Fee will consist of two parts, (i) the income-based incentive fee (the “Income Incentive Fee”) and the capital gains-based incentive fee (the “Capital Gains Incentive Fee”). Each component is independent of the other such that one component may be payable even if the other is not.

Income Incentive Fee

Commencing on the first fiscal quarter immediately following the three-year anniversary of the Commencement Date, the Fund will pay the Adviser an Income Incentive Fee each quarter equal to 12.50% of the amount by which the Pre-Incentive Fee Net Investment Income (defined below) for the quarter exceeds a hurdle rate of 1.50% (6.00% annualized) of the Fund’s net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision.

The Fund will pay the Adviser the Income Incentive Fee with respect to the Fund’s Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:

(1)
no Income Incentive Fee for any calendar quarter in which the Fund’s Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;
(2)
100% of the Fund’s Pre-Incentive Fee Net Investment Income for any calendar quarter with respect to that portion of the Pre-Incentive Fee Net Investment Income for such quarter, if any, that exceeds the hurdle rate but is less than 1.714% (6.857% annualized). The Fund refers to this portion of its Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 1.714%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with 12.50% of the Fund's Pre-Incentive Fee Net Investment Income as if a hurdle did not apply if this net investment income meets or exceeds 1.714% in calendar quarter; and
(3)
12.50% of the amount of the Fund’s Pre-Incentive Fee Net Investment Income for any calendar quarter with respect to that portion of the Pre-Incentive Fee Net Investment Income for such quarter, if any, that exceeds 1.714% (6.857% annualized).

Pre-Incentive Fee Net Investment Income

“Pre-Incentive Fee Net Investment Income” means interest income, fee income, distribution/dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Fund receives from an investment) accrued during the calendar quarter, minus the Fund’s operating expenses for the quarter, including the Base Management Fee and expenses payable under the Administration Agreement, but excluding any Incentive Fee. In the case of an investment with a deferred interest feature, Pre-Incentive Fee Net Investment Income will include accrued income that the Fund has not yet received in cash.

Capital Gains Incentive Fee

The Fund will pay the Adviser the Capital Gains Incentive Fee in cash annually in arrears in an amount equal to 12.5% of (i) realized capital gains, if any, on a cumulative basis beginning January 1, 2029 less (ii) the sum of realized capital losses and unrealized capital depreciation since January 1, 2029 on a cumulative basis and previously paid Capital Gains Incentive Fees. Any realized capital gains, realized capital losses, and unrealized capital depreciation with respect to the Fund’s portfolio as of December 31, 2028 shall be excluded from the calculations of the second part of the incentive fee.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee(*):

Alternative 1

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

Hurdle rate(1) = 1.5%

Base management fee(2) = 0.15625%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.175%

Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 0.91875%

Pre-incentive net investment income does not exceed hurdle rate, therefore there is no incentive fee.

Alternative 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.95%

Hurdle rate(1) = 1.5%

Base management fee(2) = 0. 15625%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.175%

Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 1.61875% which exceeds the hurdle rate

Incentive fee = 12.5% × pre-incentive fee net investment income, subject to the “catch-up”(4)

= 100% × (1.61875% – 1.5%)

= 0.11875%

Alternative 3
Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.5%

Hurdle rate(1) = 1.5%

Base management fee(2) = 0. 15625%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.175%

Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 2.16875%

Incentive fee = 12.5% × pre-incentive fee net investment income, subject to “catch-up”(4)

= 100% × “catch-up” + (12.5% × (pre-incentive fee net investment income – 1.714%))

Catch-up = 1.714% – 1.5% = 0.214%

Incentive fee = (100% × 0. 214%) + (12.5% × (2.16875% – 1.714%))

= 0.214% + (12.5% × 0.45475%)

= 0. 214% + 0.0568%

= 0.271%

(*) The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.

(1) Represents 6% annualized hurdle rate.

(2) Represents 0.625% quarterly base management fee.

(3) Excludes organizational and offering expenses

(4) The “catch-up” provision is intended to provide the Fund’s Adviser with an incentive fee of 12.5% on all of the Fund’s pre-incentive fee net investment income as if a hurdle rate did not apply when the Fund’s net investment income exceeds 1.714% in any calendar quarter.

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1
 Assumptions

● Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)

● Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million

● Year 3: FMV of Investment B determined to be $25 million

● Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee, if any, would be:

● Year 1: None

● Year 2: $3.75 million capital gains incentive fee

$30 million realized capital gains on sale of Investment A multiplied by 12.5%

● Year 3: None

$3.125 million cumulative fee (12.5% multiplied by $25 million ($30 million Cumulative Capital Gains less $5 million cumulative capital depreciation)) less $3.75 million (previous capital gains fee paid in Year 2)

● Year 4: $0.125 million capital gains incentive fee

$3.875 million cumulative fee ($31 million cumulative realized capital gains multiplied by 12.5%) less

$3.75 million (previous capital gains fee paid in Year 2)

Alternative 2
 Assumptions

● Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

● Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

● Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

● Year 4: FMV of Investment B determined to be $35 million

● Year 5: Investment B sold for $20 million

The capital gains portion of the incentive fee, if any, would be:

● Year 1: None

● Year 2: $3.125 million capital gains incentive fee

12.5% multiplied by $25 million ($30 million realized capital gains on sale of Investment A less $5 million unrealized capital depreciation on Investment B)

● Year 3: $0.875 million capital gains incentive fee

$4.0 million cumulative fee (12.5% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $3.125 million (previous capital gains fee paid in Year 2)

● Year 4: $0.375 million capital gains incentive fee, calculated as follows:

$4.375 million cumulative fee (12.5% multiplied by $35 million cumulative realized capital gains) less $4.0 million (previous cumulative capital gains fees paid in Year 2 and Year 3)

● Year 5: None

$3.125 million cumulative fee (12.5% multiplied by $25 million ($35 million cumulative realized capital gains less $10 million realized capital losses)) less $4.375 million (previous Cumulative Capital Gains fee paid in Year 2, 3 and Year 4)

Indemnification of the Adviser and its Affiliates

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith, or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Adviser and its officers, managers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs, and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Investment Advisory Agreement or otherwise as the Fund's investment adviser.

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of the Fund’s outstanding voting securities, and, in either case, if also approved by a majority of the Independent Trustees. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by the Board or the Adviser without penalty upon 60 days’ written notice to the other. The holders of a majority of the Fund’s outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon 60 days’ written notice.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is generally free to furnish similar services to other entities so long as its performance under the Investment Advisory Agreement is not adversely affected.

Administration Agreement

The Fund has entered into an Administration Agreement, pursuant to which the Administrator furnishes the Fund with office facilities, equipment, and clerical, bookkeeping, and record-keeping services at such facilities. Under the Administration Agreement, the Administrator performs, or arranges for the performance of, the Fund’s required administrative services, which include being responsible for the financial records that the Fund is required to maintain and preparing reports to Shareholders.

In addition, the Administrator provides the Fund with accounting services, assists in determining and publishing NAV, oversees the preparation and filing of tax returns, monitors the Fund’s compliance with tax laws and regulations, and prepares, and assists with any audits by an independent public accounting firm of, the Fund’s financial statements. The Administrator is also responsible for the printing and dissemination of reports to Shareholders and the maintenance of the Fund's website. It provides support for the Fund’s investor relations, generally oversees the payment of expenses and the performance of administrative and professional services rendered to the Fund by others, and provides such other administrative services as may be designated from time to time.

Dividend Reinvestment Plan

The Fund has adopted an “opt-out” dividend reinvestment plan (“DRIP”), under which a Shareholder’s distributions will automatically be reinvested under the DRIP for additional whole and fractional Shares, unless the Shareholder “opts out” of the DRIP, thereby electing to receive cash distributions.

Shareholders who receive distributions under the DRIP in the form of additional Shares generally will be subject to the same U.S. federal, state and local tax consequences as Shareholders who elect not to reinvest distributions. Participation in the DRIP will not in any way reduce the amount of a Shareholder’s capital commitment.

Leverage

The Fund is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the Shares if its asset coverage, as defined in the 1940 Act, is at least 150% after such issuance or issuances (such classes of indebtedness and class of stock is referred to herein as “senior securities”). As defined in the 1940 Act, asset coverage of 150% means that for every $100 of total assets less all liabilities and indebtedness not represented by senior securities, the Fund may raise $200 from borrowing and issuing senior securities. The amount of leverage that the Fund employs will depend on the Adviser’s assessment of market conditions and other factors at the time of any proposed borrowing. The Fund’s sources of leverage may include, without limitation, one or more credit facilities and/or note issuances; a subscription credit facility secured by the Fund’s right, title and interest in and to the capital commitments of its Shareholders, which may be used for various purposes including facilitating timely and efficient drawdowns of capital commitments; and the issuance of notes, debt securities or preferred shares.

Discretionary Share Repurchase Program

The Fund does not intend to list its Shares on a securities exchange and the Fund does not expect there to be a public market for its Shares. As a result, Shareholders’ ability to sell their Shares will be limited.

Subject to market conditions and the discretion of the majority-independent Board, the Fund intends to commence a Share repurchase program in which the Fund plans to offer to repurchase, on a quarterly basis, a number of Shares as determined by the Board in its discretion in an amount up to 5% of the Fund’s Shares outstanding (by number of Shares), as of the close of the previous calendar quarter in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. The Board may amend, suspend or terminate the Share repurchase program at any time if in its reasonable judgment it deems such action to be in the Fund’s best interest and/or the best interest of Shareholders. As a result, Share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the liquidity of the Fund, adversely affect operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. All Shares repurchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Shares.

Regulation as a Business Development Company

A BDC is regulated under the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by Shareholders and from other sources to make long-term, private investments in businesses.

The Fund may not change the nature of its business so as to cease to be, or withdraw the Fund’s election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of the Fund’s Board must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, the Fund will be required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the Fund. Furthermore, as a BDC, the Fund will be prohibited from protecting any trustee or officer against any liability to the Fund or Shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a BDC, the Fund is generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Fund’s total assets (less all liabilities and indebtedness not represented by senior securities) to the Fund’s outstanding senior securities, of at least 150% after each issuance of senior securities. The Fund may also be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of the Fund’s Independent Trustees and, in some cases, prior approval by the SEC. As a BDC, the Fund is generally limited in its ability to invest in any portfolio company in which the Adviser or any of its affiliates currently has an investment or to make any co-investments with the Adviser or its affiliates by the conditions contained in the Order (as defined below), subject to certain exceptions.

The Fund will generally not be able to issue and sell the Shares at a price below NAV per share. The Fund may, however, sell Shares, or warrants, options or rights to acquire Shares, at a price below the then-current NAV of the Shares if the Board determines that such sale is in the Fund’s best interests and the best interests of Shareholders, and Shareholders approve such sale. In addition, the Fund may generally issue new Shares at a price below NAV in rights offerings to existing Shareholders, in payment of dividends and in certain other limited circumstances.

The Fund will be periodically examined by the SEC for compliance with the 1940 Act.

Qualifying Assets

The Fund may invest up to 30% of the Fund’s portfolio opportunistically in non-eligible portfolio company investments, which will be driven primarily through opportunities sourced through the Adviser. However, under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to the Fund’s proposed business are the following:

1.
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding thirteen months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a)
is organized under the laws of, and has its principal place of business in, the United States;
(b)
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)
satisfies any of the following:
i.
does not have any class of securities that is traded on a national securities exchange;
ii.
has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.
is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
iv.
is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
2.
Securities of any eligible portfolio company which the Fund controls.
3.
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4.
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Fund already owns 60% of the outstanding equity of the eligible portfolio company.
5.
Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of rights relating to such securities.
6.
Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies

A BDC must have been organized under the laws of, and have its principal place of business in, any state or states within the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees or officers, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

The Fund generally expects to call any undrawn capital for investment purposes only at the time the Fund identifies an investment opportunity. Notwithstanding the foregoing, until such time as the Fund invests the proceeds of such capital calls in portfolio companies and while new investments are pending, the Fund’s investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, referred to herein, collectively, as “temporary investments,” so that 70% of the Fund’s assets are qualifying assets. The Fund may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Fund, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of the Fund’s assets that may be invested in such repurchase agreements. However, if more than 25% of the Fund’s net assets constitute repurchase agreements from a single counterparty, the Fund may not meet the diversification tests in order to qualify as a RIC. Thus, the Fund does not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which the Fund enters into repurchase agreement transactions.

Code of Ethics

The Fund and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by the Fund’s personnel. These codes of ethics generally will not permit investments by the Fund’s and the Adviser’s personnel in securities that may be purchased or sold by the Fund.

Compliance Policies and Procedures

The Fund and the Adviser each adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws. The Fund and the Adviser are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Frederick C. Teufel, Jr. serves as the Fund’s Chief Compliance Officer.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect the Fund. For example:

•
pursuant to Rule 13a-14 of the Exchange Act, the Fund’s Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in the Fund’s periodic reports;
•
pursuant to Item 307 of Regulation S-K, the Fund’s periodic reports must disclose the Fund’s conclusions about the effectiveness of its disclosure controls and procedures;
•
pursuant to Rule 13a-15 of the Exchange Act, the Fund’s management must prepare an annual report regarding its assessment of the Fund’s internal control over financial reporting and (once the Fund ceases to be an emerging growth company under the JOBS Act or, if later, for the year following the Fund’s first annual report required to be filed with the SEC) must obtain an audit of the effectiveness of internal control over financial reporting performed by its independent registered public accounting firm; and
•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, the Fund’s periodic reports must disclose whether there were significant changes in the Fund’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires the Fund to review its current policies and procedures to determine whether the Fund complies with the Sarbanes-Oxley Act and the regulations promulgated thereunder. The Fund will continue to monitor its compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that the Fund is in compliance therewith.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). As a result, we are eligible to take advantage of certain reduced disclosure and other requirements that are otherwise applicable to public companies including, but not limited to, not being subject to the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. See Item 1A. Risk Factors – Emerging Growth-Company Status.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have made an irrevocable election not to take advantage of this exemption from new or revised accounting standards. We therefore are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Proxy Voting Policies and Procedures

The Fund has delegated its proxy voting responsibility to the Adviser. As a fiduciary, the Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of the Fund and not to subrogate Fund interests to its own interests. To meet its fiduciary obligations, the Adviser seeks to ensure that it votes proxies in the best interest of the Fund, and addresses how the Adviser will resolve any conflict of interest that may arise when voting proxies. The Adviser’s proxy voting policy attempts to generalize a complex subject and the Adviser may, from time to time, determine that it is in the best interests of the Fund to depart from specific policies described therein.

Shareholders may, without charge, obtain information regarding how the Fund voted proxies with respect to the Fund’s portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 375 Park Avenue, 34th Floor, New York, New York 10152 or by contacting the Fund’s investor relations department at IR@soundpointcap.com.

Privacy Principles

Sound Point considers privacy to be fundamental to the Fund’s relationship with its investors. The Fund is committed to maintaining the confidentiality, integrity, and security of non-public personal information of its investors. The Fund will not disclose any non-public personal information about its investors to third parties, except as may be permitted or required by law or as otherwise set out below.

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to the Fund and an investment in the Shares. The discussion is based upon the Code, the regulations of the U.S. Department of Treasury promulgated thereunder, referred to herein as the “Treasury Regulations,” the legislative history of the Code, current administrative interpretations and practices of the Internal Revenue Service, referred to herein as the “IRS” (including administrative interpretations and practices of the IRS expressed in private letter rulings which are binding on the IRS only with respect to the particular taxpayers that requested and received those rulings) and judicial decisions, each as of the date of this Annual Report and all of which are subject to change or differing interpretations, possibly retroactively, which could affect the continuing validity of this discussion. The Fund has not sought, and will not seek, any ruling from the IRS regarding any matter discussed in this summary, and this summary is not binding on the IRS. Accordingly, there can be no assurance that the IRS will not assert, and a court will not sustain, a position contrary to any of the tax consequences discussed below.

Investors should note that this summary does not purport to be a complete description of all the tax aspects affecting the Fund or the Shareholders. For example, this summary does not describe all of the U.S. federal income tax consequences that may be relevant to certain types of Shareholders subject to special treatment under the U.S. federal income tax laws, including Shareholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, partnerships or other pass-through entities and their owners, Non-U.S. Shareholders (as defined below) engaged in a trade or business in the United States or entitled to claim the benefits of an applicable income tax treaty, persons who have ceased to be U.S. citizens or to be taxed as residents of the United States, U.S. Shareholders (as defined below) whose functional currency is not the U.S. dollar, persons holding the Fund’s Shares in connection with a hedging, straddle, conversion or other integrated transaction, dealers in securities, traders in securities that elect to use a mark-to-market method of accounting for securities holdings, pension plans and trusts, and financial institutions. This summary assumes that Shareholders hold Shares as capital assets for U.S. federal income tax purposes (generally, assets held for investment). This summary does not discuss any aspects of U.S. estate or gift taxation, U.S. state or local taxation or non-U.S. taxation. It does not discuss the special treatment under U.S. federal income tax laws that could result if the Fund invests in tax-exempt securities or certain other investment assets.

For purposes of this discussion, a “U.S. Shareholder” is a beneficial owner of Shares that is, for U.S. federal income tax purposes:

•
an individual who is a citizen or resident of the United States;
•
a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof, including, for this purpose, the District of Columbia;
•
a trust if (i) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more “United States persons” (as defined in the Code) have the authority to control all substantive decisions of the trust, or (ii) the trust has in effect a valid election to be treated as a domestic trust for U.S. federal income tax purposes; or
•
an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

For purposes of this discussion, a “Non-U.S. Shareholder” is a beneficial owner of Shares that is not a U.S. Shareholder or a partnership (or an entity or arrangement treated as a partnership) for U.S. federal income tax purposes.

If a partnership, or other entity or arrangement treated as a partnership for U.S. federal income tax purposes, holds Shares, the U.S. federal income tax treatment of a partner in the partnership generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A Shareholder that is a partnership holding Shares, and each partner in such a partnership, should consult his, her or its own tax adviser with respect to the tax consequences of the purchase, ownership and disposition of Shares.

Tax matters are very complicated and the tax consequences to each Shareholder of the ownership and disposition of Shares will depend on the facts of his, her or its particular situation. Investors should consult their own tax adviser regarding the specific tax consequences of the ownership and disposition of Shares to them, including tax reporting requirements, the applicability of U.S. federal, state and local tax laws and non-U.S. tax laws, eligibility for the benefits of any applicable income tax treaty and the effect of any possible changes in the tax laws.

Certain ERISA Considerations

General

The fiduciary responsibility standards and prohibited transaction restrictions of the Employee Retirement Income Security Act of 1974 ("ERISA") apply to a variety of employee retirement and welfare benefit plans maintained by U.S. private sector employers and certain entities in which those plans invest (“ERISA Plans”). Although ERISA generally does not apply to individual retirement accounts, “Keogh” plans and certain other plans, such plans (collectively with ERISA Plans, “Plans”), are generally subject to Section 4975 of the Code, which contains prohibited-transaction provisions that are similar to those contained in ERISA. The following summary of certain aspects of ERISA and Section 4975 of the Code is general in nature and does not purport to be complete. Accordingly, each prospective investor should consult with its own counsel in order to understand such issues affecting its investment in the Fund.

Investment Considerations

The assets of the Fund are invested in accordance with the investment objective and policies described in this Annual Report. The fiduciary of an ERISA Plan (and not the Adviser) will be solely responsible for the ERISA Plan’s decision to invest in the Fund, including, without limitation, the role that an investment in the Fund would play in the ERISA Plan’s portfolio and whether an investment in the Fund is reasonably designed as part of the overall investment of the ERISA Plan’s assets. Accordingly, an authorized fiduciary of an ERISA Plan proposing to invest in the Fund should, in consultation with its own advisors, consider whether such investment is consistent with the terms of the ERISA Plan’s governing documents (including any investment guidelines) and applicable law. Neither the Adviser nor the Fund or any of their respective affiliates is responsible for determining, and none of them makes any representation regarding, whether the Fund’s Shares are an appropriate investment for Plans generally or any particular Plan.

Prohibited Transactions

Section 406 of ERISA and Section 4975 of the Code prohibit certain transactions involving the assets of Plans and certain persons, referred to as “parties in interest” under ERISA or “disqualified persons” under Section 4975 of the Code, having certain relationships to such Plans, unless a statutory or administrative exemption is applicable to the transaction.

A purchase of the Fund’s Shares by an ERISA Plan having a relationship with the Adviser or the Fund, or any of their respective affiliates could, under certain circumstances, be considered a transaction prohibited under ERISA or Section 4975 of the Code. Accordingly, an authorized fiduciary of an investing Plan will be deemed to have represented and agreed, among other things, that the ERISA Plan’s purchase and holding of the Fund’s Shares are not and will not constitute or otherwise result in a non-exempt prohibited transaction. In addition, as discussed below, other issues under the rules governing prohibited transactions may arise to the extent that the assets of the Fund constitute “plan assets.”

Certain “Plan Assets” Considerations

The Plan Assets Regulation describes when the assets of an entity are to be treated as “plan assets” for purposes of ERISA and Section 4975 of the Code. The Plan Assets Regulation provides that, if a Benefit Plan Investor (as defined below) acquires an “equity interest” in an entity, and if Benefit Plan Investors in the aggregate hold 25% or more of the value of any class of equity interests in the entity, the entity’s assets will be treated as “plan assets” for purposes of ERISA and Section 4975 of the Code, unless the Fund’s Shares constitutes a “publicly-offered security” (as described below) or another exception under the Plan Assets Regulation applies. For these purposes, a “Benefit Plan Investor” includes (i) an “employee benefit plan” (as defined in Section 3(3) of ERISA) that is subject to Part 4 of Subtitle B of Title I of ERISA, (ii) a “plan” as defined in and to which Section 4975 of the Code applies, including, without limitation, an individual retirement account, and (iii) any entity whose underlying assets include plan assets by reason of an employee benefit plan’s or other plan’s investment in the entity or otherwise. In addition, assets of the general account of an insurance company may, in certain circumstances, be considered “plan assets.” For the purpose of determining whether the 25% test is met, equity interests held by any person (other than a Benefit Plan Investor) who has discretionary authority or control over the assets of the entity or provides investment advice for a fee with respect to such assets, or by any affiliates of such person, will be disregarded. Under ERISA, an entity that does not satisfy the 25% test will be deemed for various purposes (for example, when making investments in other entities) to hold plan assets only to the extent of the percentage of the equity interests in the entity held by Benefit Plan Investors.

In order to attempt to prevent the assets of the Fund from constituting “plan assets” for purposes of ERISA and/or Section 4975 of the Code, based upon representations from investors, the Fund will endeavor to restrict the sale and transfer of the Fund’s Shares to Benefit Plan Investors such that at all times less than 25% of the Fund’s Shares, as determined for purposes of the Plan Assets Regulation, will be held by Benefit Plan Investors and, therefore, the Fund’s assets will not be expected to constitute “plan assets” for purposes of ERISA or Section 4975 of the Code, and the Adviser would not be expected to be considered a fiduciary under ERISA with respect to investing ERISA Plans. In order to prevent Benefit Plan Investors from owning (or be at substantial likelihood of owning) 25% or more of any class of equity interest of the Fund, the Fund may also exercise its right to cause a compulsory withdrawal of Benefit Plan Investors.

In addition to the foregoing, the Plan Assets Regulation provides an exception to plan assets treatment where the equity interest purchased by Plans is a “publicly-offered security.” The Plan Assets Regulation defines a “publicly-offered security”

as a security that is “freely transferable,” “widely held” and either part of a class of securities registered under the Exchange Act or sold pursuant to an effective registration statement under the Securities Act if the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the public offering occurred. A security is considered “widely held” only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be “widely held” solely because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control. The Plan Assets Regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The Plan Assets Regulation further provides that when a security is part of an offering in which the minimum investment is $10,000 or less, certain restrictions ordinarily will not, alone or in combination, affect the finding that such securities are “freely transferable.” It is noted that the Plan Assets Regulation only establishes a presumption in favor of the finding of free transferability where the restrictions are consistent with the particular types of restrictions listed in the Plan Assets Regulation.

In order to attempt to avoid the Fund’s assets being treated as “plan assets” for purposes of ERISA and Section 4975 of the Code during any time during which the Shares are not a “publicly-offered security” for purposes of the Plan Assets Regulation, the Fund intends to limit investment in the Fund so that, at all such times, less than 25% of the Shares (as determined for purposes of the Plan Assets Regulation) are held by Benefit Plan Investors based on assurances provided by investors or their transferees. Initial or additional investments by Benefit Plan Investors could be restricted, and existing Benefit Plan Investors could be required to redeem, withdraw or otherwise cancel their Shares in the Fund’s attempt to avoid its assets being treated as “plan assets” for purposes of ERISA and Section 4975 of the Code. Any such restrictions or mandatory redemptions, withdrawals, or cancellations will be effected in such manner as the Fund’s Board, in its discretion, determines to be reasonable and appropriate under the circumstances.

Other Plans

Governmental plans, certain church plans and non-U.S. plans, while generally not subject to the fiduciary responsibility provisions of ERISA or the provisions of Section 4975 of the Code, may nevertheless be subject to other laws that are substantially similar to the provisions of ERISA and Section 4975 of the Code (“Similar Law”). The Adviser and its affiliates disclaim all responsibility for determining whether an investment in the Fund would comply with any such statute or body or regulation for a given investor and expressly disclaim that they have adequately summarized or even identified such considerations. In addition, any investor that is a governmental plan, church plan, or foreign plan, and certain other investors may be required to represent that its investment will not subject the Fund or the Adviser to any Similar Law or other statute, body, or regulation that may be applicable to such an investor.

Certain Other Matters

No information that the Fund, the Adviser, or any entity or other person providing marketing services on the Fund’s or their behalf, or any of their respective affiliates (collectively, the “Issuer Parties”) is providing shall be considered to be or is advice on which any Benefit Plan Investor may rely for any investment decision. Benefit Plan Investors need to make their own decisions, with whatever third-party advice they may wish to obtain, and are not authorized to rely on any information any Issuer Party is providing as advice that is a basis for their decisions. The Issuer Parties have not made and are not making a recommendation, have not provided and are not providing investment advice of any kind whatsoever (whether impartial or otherwise), and have not given and are not giving any advice in a fiduciary capacity, in connection with any Benefit Plan Investor’s decision to purchase Shares.

A fiduciary of an ERISA Plan that proposes to invest in the Fund will be required, among other things, to represent that it has been informed of and understands the Fund’s investment objectives, policies, and strategies and that the decision to invest in the Fund was made in accordance with its fiduciary responsibilities under ERISA and that neither the Fund, the Adviser or any of its affiliates has provided investment advice with respect to such decision. The Adviser will also require any investor that is, or is acting on behalf of, a Plan to represent and warrant that its acquisition and holding of Shares will not result in a nonexempt prohibited transaction under ERISA and/or Section 4975 of the Code.

THE PRECEDING DISCUSSION IS ONLY A SUMMARY OF CERTAIN CONSIDERATIONS UNDER ERISA AND SECTION 4975 OF THE CODE WITH RESPECT TO AN INVESTMENT IN THE FUND AND DOES NOT PURPORT TO BE COMPLETE. PROSPECTIVE INVESTORS SHOULD CONSULT WITH THEIR OWN LEGAL, TAX, FINANCIAL AND OTHER ADVISORS PRIOR TO INVESTING IN THE FUND TO REVIEW THESE IMPLICATIONS IN LIGHT OF THE INVESTOR’S PARTICULAR CIRCUMSTANCES. ACCEPTANCE OF SUBSCRIPTIONS ON BEHALF OF PLANS IS IN NO RESPECT A REPRESENTATION BY THE ADVISER OR ANY OTHER PARTY RELATED TO THE FUND THAT THIS INVESTMENT MEETS THE RELEVANT LEGAL REQUIREMENTS WITH RESPECT TO INVESTMENTS

BY ANY PARTICULAR PLAN, OR THAT THIS INVESTMENT IS APPROPRIATE FOR ANY PARTICULAR PLAN. ANY POTENTIAL INVESTOR CONSIDERING AN INVESTMENT IN THE FUND THAT IS, OR IS ACTING ON BEHALF OF, A PLAN (OR A GOVERNMENTAL PLAN, CHURCH PLAN, FOREIGN PLAN, OR OTHER INVESTOR SUBJECT TO SIMILAR LAW) IS STRONGLY URGED TO CONSULT ITS OWN LEGAL, TAX AND ERISA ADVISERS REGARDING THE CONSEQUENCES OF SUCH AN INVESTMENT AND THE ABILITY TO MAKE THE REPRESENTATIONS DESCRIBED ABOVE.

Item 1A. Risk Factors.

An investment in the Fund involves a significant degree of risk and should not be made by prospective investors who cannot afford to lose their entire investment. Prospective investors should carefully consider, in addition to the matters set forth elsewhere in this Annual Report, the factors discussed below, each of which could have an adverse effect on the value of the Shares. Prospective investors should also consult their own financial, tax and legal advisors regarding the suitability of the investment offered herein. As a result of factors discussed below, as well as other risks set forth elsewhere in this Annual Report, there can be no assurance that the Fund will meet its investment objectives or otherwise be able to carry out successfully its investment strategy. The returns of the Fund may be unpredictable and, accordingly, the Shares are suitable investments only for sophisticated investors who fully understand and who are willing to assume the risks involved in the Fund’s specialized investment program and have the financial resources necessary to bear the potential loss of their entire investment in the Fund’s Shares. Investors should not construe the performance of any investments mentioned in this Annual Report as providing any assurances regarding the future performance of the Fund.

Risks Relating to the Fund’s Business and Structure

Limited Operating History. The Fund commenced investment operations on December 15, 2025 and has limited operating history upon which to evaluate the Fund’s performance. The performance of past portfolio investments associated with Sound Point is not necessarily indicative of the results that will be achieved by the Fund. The Fund is subject to all of the business risks and uncertainties associated with any new business, including the risk that the Fund will not achieve its investment objective, or that the Fund will not qualify or maintain the Fund’s qualification to be treated as a RIC under Subchapter M of the Code, and that the value of any Shareholder’s investment could decline substantially.

The investment philosophy and techniques used by the Adviser to manage a BDC may differ from the investment philosophy and techniques previously employed by the Adviser and Direct Lending Team in identifying and managing past investments. In addition, the 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. The Adviser and its affiliates’ limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve the Fund’s investment objective.

Based on the amount of proceeds raised in the Closings, it could take some time to invest substantially all of the capital the Fund expects to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments. In order to comply with the RIC diversification requirements during the startup period, the Fund may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment, which the Fund expects will earn yields substantially lower than the interest, dividend or other income that the Fund seeks to receive in respect of suitable portfolio investments. The Fund may not be able to pay any significant distributions during this period, and any such distributions may be substantially lower than the distributions the Fund expects to pay when the Fund’s portfolio is fully invested. The Fund will pay management fees to the Adviser throughout this interim period irrespective of the Fund’s performance. If the management fees and the Fund’s other expenses exceed the return on the temporary investments, the Fund’s equity capital will be eroded.

Dependence on Key Personnel and Adviser. The success of the Fund depends in substantial part on the experience and knowledge of the Adviser and the Direct Lending Team. There can be no assurance that any individual will continue to be employed by the Adviser throughout the term of the Fund. The loss of key personnel could have a material adverse effect on the Fund.

Business and Regulatory Risks of Alternative Asset Investments. Legal, tax and regulatory changes could occur that may adversely affect the Fund at any time during its term. The legal, tax and regulatory environment for BDCs and other vehicles that invest in alternative investments is evolving, and changes in the legislation or regulation and market perception of such vehicles, including changes to existing laws and regulations and increased criticism of the Fund, private credit and other sectors within the alternative asset industry by some politicians, government representatives, regulators and market commentators, may adversely affect the ability of the Fund to pursue its investment strategy, its ability to obtain leverage and financing and the value of investments held by the Fund. In recent years, market disruptions and the dramatic increase in the capital allocated to alternative investment strategies have led to increased governmental as well as self-regulatory scrutiny of the alternative investment fund industry in general, and certain legislation proposing greater regulation of the industry periodically is considered by the governing bodies of both U.S. and non-U.S. jurisdictions. It is impossible to predict what, if any, changes may be instituted with respect to the legislation or regulations applicable to the Fund, the Adviser, their respective affiliates, the markets in which they trade and invest, the Shareholders or the counterparties with which they do business, or what other effect such legislation or regulations might have. There can be no assurance that the Fund, the Adviser or their respective affiliates will be able, for financial reasons or otherwise, to comply with future laws and regulations, and any regulations that restrict the ability of the Fund to implement its investment strategy could have a material adverse impact on the Fund’s portfolio. To the extent that the Fund or its investments are or may become subject to regulation by various agencies in the United States or other non-U.S. jurisdictions, certain costs of compliance will be borne by the Fund.

The SEC and other various U.S. federal, state and local agencies usually conduct examinations and inquiries into, and may bring enforcement and other proceedings against, the Fund, the Adviser or their respective affiliates. The Fund, the Adviser or their respective affiliates could receive requests for information or subpoenas from the SEC and other state, federal and non-U.S. regulators from time to time in connection with such inquiries and proceedings and otherwise in the ordinary course of business. These requests may relate to a broad range of matters, including specific practices of the Fund, the Adviser, the securities in which the Adviser invests on behalf of the Fund and/or clients, or industry-wide practices. Certain costs of any such increased reporting, registration and compliance requirements may be borne by the Fund and may furthermore place the Fund at a competitive disadvantage to the extent that the Fund or the Adviser is required to disclose sensitive business information.

Competitive Nature of the Adviser’s Business. The business of identifying and structuring investments of the types contemplated by the Fund is highly competitive and involves a high degree of uncertainty. The Adviser expects to encounter competition from other entities having similar investment objectives, including other BDCs, private equity and credit funds, strategic industry acquirers, registered investment companies, specialty finance companies, banks, broker-dealers, investment partnerships and corporations, and other financial investors. Some of these competitors may have more relevant experience and contacts or better resources than the Adviser or may not be subject to the regulatory restrictions that the 1940 Act imposes on the Fund as a BDC and that the Code imposes on the Fund as a RIC. Such other investors may make competing offers for investment opportunities that are identified, and even after an agreement in principle has been reached with the board of directors or owners of an acquisition target, consummating the transaction will be subject to myriad uncertainties, only some of which are foreseeable or within the control of the Adviser. To the extent that the Adviser encounters competition with respect to the Fund’s investments, yields to Shareholders may be reduced. In addition to competition from other investors, the availability of investment opportunities generally will be subject to market conditions as well as, in many cases, the prevailing regulatory or political climate.

Cyclicality. Certain sectors targeted by the Fund are cyclical and subject to significant fluctuation due to competition, the high level of government regulation, general economic conditions and the level of interest rates and other factors. The returns on the Fund’s investments may therefore be lower in certain periods.

Investments in Companies in Regulated Industries. Certain industries, such as the communications and technology industries, are heavily regulated. The Fund may make investments in portfolio companies operating in industries that are subject to greater amounts of regulation than other industries generally. These more highly regulated industries may include energy and power, gaming and healthcare. Investments in portfolio companies that are subject to greater amounts of governmental regulation pose additional risks relative to investments in other companies generally. Changes in applicable laws or regulations, or in the interpretations of these laws and regulations, could result in increased compliance costs or the need for additional capital expenditures. If a portfolio company fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines. A portfolio company also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such issuer. Governments have considerable discretion in implementing regulations that could impact an issuer’s business and governments may be influenced by political considerations and may make decisions that adversely affect an issuer’s business. Additionally, certain portfolio companies may have a unionized workforce or employees who are covered by a collective bargaining agreement, which could subject any such portfolio company’s activities and labor relations matters to complex laws and regulations relating thereto. Moreover, a portfolio company’s operations and profitability could suffer if it experiences labor relations problems. Upon the expiration of any such portfolio company’s collective bargaining agreements, it may be unable to negotiate new collective bargaining agreements on terms favorable to it, and its business operations at one or more of its facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating its collective bargaining agreements. A work stoppage at one or more of any such portfolio company’s facilities could have a material adverse effect on its business, results of operations and financial condition. Any such problems additionally may bring scrutiny and attention to the Fund itself, which could adversely affect the Fund’s ability to implement its investment objectives.

Trade Settlement. The Fund may invest in loans, which often requires the involvement of third parties, such as administrative or syndication agents, and there presently is no central clearinghouse or authority which monitors or facilitates the trading or settlement of all bank loan trades. For these reasons, among others, trade settlements generally take a longer period of time to settle in such markets than they do in the securities markets, and adverse price movements may occur in the time between trade and settlement, which could result in adverse consequences for the Fund.

Interpretation of Governing Agreements and Legal Requirements. The governing and related documents of the Fund (the “Governing Agreements”) are detailed agreements that establish complex arrangements among the Adviser, the Fund and its investors, and other entities and individuals. Questions will arise from time to time under the Governing Agreements regarding the parties’ rights and obligations in certain situations, some of which the parties may not have considered while drafting and executing the Governing Agreements. In these instances, the applicable provisions of the Governing Agreements, if any, may be broad, general, ambiguous, or conflicting, and may permit more than one reasonable interpretation. At times, there may not be provisions directly applicable to the situation at hand. While the Fund will construe the provisions set forth in the Governing Agreements (including any “hedge clauses” discussed below) in good faith and in a manner consistent with its legal obligations, the interpretations it adopts may not necessarily be, and need not be, the most favorable interpretations for its Shareholders.

The Governing Agreements contain provisions (sometimes referred to as “hedge clauses”) that provide that the Adviser and its agents have no responsibility or liability for any loss incurred by the Fund or any Shareholder arising in connection with their activities on behalf of, or their association with, the Fund provided that such exculpation will not apply where such person committed certain bad acts (including fraud, willful misfeasance or gross negligence). Hedge clauses are limited by, among other things, Section 206 of the Advisers Act, which the SEC has interpreted to impose certain duties on investment advisers that are not waivable.

Illiquidity. The Shares have not been and may never be registered under the Securities Act and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Shares are an illiquid investment for which there is not a secondary market, nor is it expected that any such secondary market will develop in the future. Investors in the Fund's Shares generally may not sell, assign, or transfer their Shares without prior written consent of the Fund, which the Fund may grant or withhold under limited circumstances, and provided that the transferee satisfies applicable eligibility and/or suitability requirements and the transfer is otherwise made in accordance with applicable securities, tax, anti-money laundering and other applicable laws. No transfer will be effectuated except by registration of the transfer on the Fund’s books. The Fund intends to sell its Shares in private offerings in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. Investors who acquire the Fund's Shares in such private offerings are required to complete, execute and deliver a Subscription Agreement and related documentation, which includes customary representations and warranties, certain covenants and restrictions and indemnification provisions. Additionally, such investors may be required to provide due diligence information to the Fund for compliance with certain legal requirements. The Fund may, from time to time, engage offering or distribution agents and incur offering or distribution fees or sales commissions in connection with the private offering of the Fund's Shares in certain jurisdictions outside the United States. The cost of any such offering or distribution fees may be borne by an affiliate of the Adviser. The Fund will not incur any such fees or commissions if its net proceeds received upon a sale of the Fund's Shares after such costs would be less than the net asset value per unit

While the Fund may consider a liquidity event at any time in the future, it currently does not intend to undertake a liquidity event and is not obligated by its declaration of trust (the “Declaration of Trust”) or otherwise to affect a liquidity event at any time. In addition, the Fund has granted registration rights to certain investors in the Shares of the Fund, which could have the adverse effect of delaying, deferring or preventing a liquidity event, such as an initial public offering of the Fund’s Shares, that might otherwise be in the best interests of Shareholders.

No Right to Control the Fund’s Operations. Shareholders will have no opportunity to control the day-to-day operations of the Fund, including investment and disposition decisions. In order to safeguard their limited liability from the liabilities and obligations of the Fund, Shareholders must rely on the Adviser’s ability to identify, structure and implement investments consistent with the investment objectives and policies of the Fund.

Consequences of Default. Shareholders may be subject to significant adverse consequences in the event such a Shareholder defaults on its capital commitment to the Fund. In addition to losing its right to participate in future Drawdowns, a defaulting Shareholder may be forced to transfer its Shares to a third party for a price that is less than the NAV of such Shares.

Board Participation. Employees of the Adviser may serve as directors of some portfolio companies and, as such, may have duties to persons other than the Fund, including other Shareholders of such portfolio companies. Although holding board positions may be important to the Fund’s investment strategy and may improve the Adviser’s management ability, board positions could impair the Fund’s ability to sell the relevant securities and/or loans when and upon the terms it wants, and may subject the Fund and the Adviser to claims they would otherwise not be subject to as an investor, including claims of breach of duty of loyalty, corporate waste, securities claims and other trustee-related claims.

Indemnification Obligations. The Adviser will not assume any responsibility to the Fund other than to render the services described in its Investment Advisory Agreement with the Fund, and it will not be responsible for any action of the Board in declining to follow the Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, the Adviser and its directors, officers, Shareholders, members, agents, representatives, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of the Adviser will not be liable to the Fund for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. The Fund shall indemnify, defend and protect the Adviser and its directors, officers, Shareholders, members, agents, representatives, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of the Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of the Adviser not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. These protections may lead the Adviser to act in a riskier manner when acting on the Fund’s behalf than it would when acting for its own account.

Possibility of Fraud and Other Misconduct of Employees of the Adviser and Service Providers. Misconduct by employees of the Adviser, service providers and/or their respective affiliates could cause significant losses. Misconduct could include entering into transactions without authorization, the failure to comply with operational and risk procedures, including due diligence procedures, misrepresentations as to investments being considered by the Fund, the improper use or disclosure of confidential or material non-public information, which could result in litigation, regulatory enforcement or serious financial harm, including limiting the business prospects or future marketing activities of the Fund, and noncompliance with applicable laws or regulations (including in the workplace via inappropriate or unlawful behavior or actions directed to other employees) and the concealing of any of the foregoing. Such activities could result in reputational damage, litigation, business disruption and/or financial losses to the Fund. The Adviser has controls and procedures through which it seeks to minimize the risk of such misconduct occurring. However, no assurances can be given that the Adviser will be able to identify or prevent such misconduct.

Qualifying Assets. As a BDC, the 1940 Act prohibits the Fund from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of the Fund’s total assets are qualifying assets. Therefore, the Fund may be precluded from investing in what the Adviser believes are attractive investments if such investments are not qualifying assets. Conversely, if the Fund fails to invest a sufficient portion of its assets in qualifying assets, the Fund could lose its status as a BDC, which would have a material adverse effect on the Fund’s business, financial condition, and results of operations. Similarly, these rules could prevent the Fund from making additional investments in existing portfolio companies, which could result in the dilution of the Fund’s position or could require the Fund to dispose of investments at an inopportune time to comply with the 1940 Act. If the Fund is forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Status as Business Development Company. If the Fund does not maintain its status as a BDC, the Fund might be regulated as a registered closed-end investment company under the 1940 Act, which would subject it to substantially more regulatory restrictions and correspondingly decrease the Fund’s operating flexibility.

RIC Related Tax Risks. The Fund intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. To qualify for and maintain RIC tax treatment under the Code, the Fund must meet, amongst other requirements, requirements related to annual distributions, source of income and asset diversification. Failure to meet these requirements may result in the Fund having to dispose of certain investments quickly in order to prevent the loss of RIC status. If the Fund fails to qualify for or maintain RIC tax treatment for any reason and is subject to corporate federal income tax, the resulting corporate taxes could substantially reduce its net assets, the amount of income available for distribution, and the amount of its distributions. See — Certain U.S. Federal Income Tax Considerations – Taxation as a RIC.

As a result of the “Annual Distribution Requirement” (i.e., the requirements that the Fund must distribute to its Shareholders, for each taxable year, at least 90% of the Fund’s “investment company taxable income,” which is generally the Fund’s ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, and 90% of the Fund’s net tax-exempt income, if any) to qualify for tax treatment as a RIC, the Fund may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. The Fund expects to be able to issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the ratio of the

Fund’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred shares, if any, equals at least 150% after such incurrence or issuance. If the Fund issues senior securities, it will be exposed to risks associated with leverage, including an increased risk of loss. The Fund’s ability to issue different types of securities is also limited. Compliance with RIC distribution requirements may unfavorably limit the Fund’s investment opportunities and reduce its ability in comparison to other companies to profit from favorable spreads between the rates at which the Fund can borrow and the rates at which it can lend. Therefore, the Fund intends to seek to continuously issue equity securities, which may lead to Shareholder dilution.

The Fund may borrow to fund investments. If the value of the Fund’s assets declines, the Fund may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit the Fund from paying distributions and could prevent it from qualifying for tax treatment as a RIC, which would generally result in a corporate-level U.S. federal income tax on any income and net gains. If the Fund cannot satisfy the asset coverage test, it may be required to sell a portion of its investments and, depending on the nature of the Fund’s debt financing, repay a portion of its indebtedness at a time when such sales may be disadvantageous.

Until and unless the Fund is treated as a publicly offered RIC as a result of either (1) Shares collectively being held by at least 500 persons at all times during a taxable year, (2) Shares being continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) Shares being treated as regularly traded on an established securities market, each U.S. Shareholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from the Fund in the amount of such U.S. Shareholder’s allocable share of the management and incentive fees paid to the Adviser and certain of the Fund’s other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Shareholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. Shareholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. Shareholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. Shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. Shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

Phantom Income. For U.S. federal income tax purposes, the Fund will include in its taxable income certain amounts that it has not yet received in cash. For example, if the Fund holds debt obligations that are treated under applicable U.S. federal income tax rules as having original issue discount (“OID”) (such as debt instruments with Payment-in-Kind (“PIK”) interest or, in certain cases, that have increasing interest rates or are issued with warrants), the Fund must include in its taxable income in each taxable year a portion of the OID that accrues over the life of the obligation, regardless of whether the Fund receives cash representing such income in the same taxable year. The Fund may also have to include in its taxable income other amounts that the Fund has not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Further, the Fund may elect to amortize market discount on debt investments and currently include such amounts in its taxable income, instead of upon their sale or other disposition, as any failure to make such election would limit the Fund’s ability to deduct interest expense for tax purposes.

Because such OID or other amounts accrued are included in the Fund’s investment company taxable income for the taxable year of accrual, the Fund may be required to make distributions to Shareholders in order to satisfy the Annual Distribution Requirement (as defined below) and/or excise tax avoidance requirement, even though the Fund will not have received any corresponding cash payments. Accordingly, to enable the Fund to make distributions to Shareholders that will be sufficient to enable the Fund to satisfy the Annual Distribution Requirement, the Fund may need to sell some of its assets at times and/or at prices that it would not consider advantageous, the Fund may need to raise additional equity or debt capital or the Fund may need to forego new investment opportunities or otherwise take actions that are disadvantageous to its business (or be unable to take actions that are advantageous to its business). If the Fund is unable to obtain cash from other sources to enable the Fund to satisfy the Annual Distribution Requirement, the Fund may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes).

Dividends in Shares. Although the Fund currently does not intend to do so, the Fund may declare a large portion of a dividend in Shares at the election of each Shareholder. An IRS Revenue Procedure allows a publicly offered RIC to distribute its own shares as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all Shareholders is required to be at least 20% of the aggregate declared distribution. The Internal Revenue Service has also issued private letter rulings on cash/shares dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Shareholders receiving such dividends will be required to include the full amount of the dividend

(including the portion payable in Shares) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of the Fund’s current and accumulated earnings and profits for federal income tax purposes. As a result, Shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received.

Dividend Reinvestment. Shareholders that participate in the DRIP will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in the Fund’s Shares to the extent the amount reinvested was not a tax-free return of capital. As a result, unless a Shareholder is a tax-exempt entity, the Shareholder may have to use funds from other sources to pay the tax liability on the value of the Fund’s Shares received as a result of the distribution.

Certain “Plan Asset” Considerations. The Plan Assets Regulation describes when the assets of an entity are to be treated as “plan assets” for purposes of ERISA and/or Section 4975 of the Code. The Plan Assets Regulation provides that, if a “benefit plan investor” (as defined under the Plan Assets Regulation (“Benefit Plan Investor”)) acquires an “equity interest” in an entity, and if Benefit Plan Investors in the aggregate hold 25% or more of the value of any class of equity interests in the entity, the entity’s assets will be treated as “plan assets” for purposes of ERISA and Section 4975 of the Code, unless the Fund’s Shares constitute a “publicly-offered security” (as defined in the Plan Assets Regulation (“Publicly-Offered Security”)) or another exception under the Plan Assets Regulation applies.

In order to attempt to prevent the assets of the Fund from constituting “plan assets” for purposes of ERISA and/or Section 4975 of the Code any time during which the Shares are not a “publicly-offered security” for purposes of the Plan Assets Regulation, the Fund intends to limit investment in the Fund’s Shares so that, at all times, less than 25% of the Fund’s Shares (as determined for purposes of the Plan Assets Regulation) are held by Benefit Plan Investors based on written representations from investors or their transferees. Initial or additional investments by Benefit Plan Investors could be restricted, and existing Benefit Plan Investors could be required to redeem, withdraw or otherwise cancel their Shares in the Fund’s attempt to avoid its assets being treated as “plan assets” for purposes of ERISA and Section 4975 of the Code. Any such restrictions or mandatory redemptions, withdrawals, or cancellations will be effected in such manner as the Fund’s Board, in its discretion, determines to be reasonable and appropriate under the circumstances. See Item 1. Business – Certain ERISA Considerations. Therefore, the Fund’s assets will not be expected to constitute “plan assets” for purposes of ERISA or Section 4975 of the Code and the Adviser would not be expected to be considered a fiduciary under ERISA or Section 4975 of the Code with respect to investing Plans.

If, notwithstanding the foregoing, the Fund’s assets are treated as “plan assets” for purposes of ERISA and/or Section 4975 of the Code, the Fund may be prevented from making certain otherwise desirable investments and engaging in certain other transactions that might otherwise be permitted and, if a non-exempt prohibited transaction occurs, may result in various liabilities and penalties for any “party-in-interest” under ERISA or “disqualified person” under the Code engaging in such transaction.

Dilution. The Fund’s Declaration of Trust authorizes the issuance of an unlimited number of Shares without requiring the approval of the Shareholders. Shareholders do not have preemptive rights to purchase any Shares issued by the Fund in the future. The Board may elect to sell additional Shares in the future or issue equity interests in private offerings. To the extent the Fund issues additional equity interests, an existing Shareholder’s percentage ownership interest in the Fund may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of the Fund’s investments, Shareholders may also experience dilution in the NAV of their shares.

Under the 1940 Act, the Fund is generally prohibited from issuing or selling Shares at a price below NAV per share, which may be a disadvantage as compared with certain public companies. The Fund may, however, sell Shares, or warrants, options, or rights to acquire Shares, at a price below the current NAV of the Shares if the Board and Independent Trustees determine that such sale is in the Fund’s best interests and the best interests of Shareholders, and the Shareholders, including a majority of those Shareholders that are not affiliated with the Fund, approve such sale. In any such case, the price at which the Fund’s securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the fair value of such securities (less any distributing commission or discount). If the Fund raises additional funds by issuing Shares or senior securities convertible into, or exchangeable for, Shares, then the percentage ownership of existing Shareholders at that time will decrease and such Shareholders will experience dilution.

Preferred Shares and Debt Securities. The Fund cannot assure Shareholders that the issuance of preferred shares, debt securities and/or convertible debt securities would result in a higher yield or return to the holders of Shares. The issuance of preferred shares, debt securities or convertible debt would likely cause the NAV of the Shares to become more volatile. If the dividend rate on the preferred shares, or the interest rate on the debt securities and/or the convertible debt securities, were to approach the net rate of return on the Fund’s investment portfolio, the benefit of such leverage to the holders of the Shares would be reduced. If the dividend rate on the preferred shares, or the interest rate on the debt securities and/or convertible debt securities, were to exceed the net rate of return on the Fund’s portfolio, the use of leverage would result in a lower rate of return to the holders of Shares than if the Fund had not issued the preferred shares, debt securities or convertible debt securities. Any decline in the NAV of the Fund’s investment would be borne entirely by the holders of Shares. Therefore, if the market value of the Fund’s portfolio were to decline, the leverage would result in a greater decrease in NAV to the holders of Shares than if the Fund was not leveraged through the issuance of preferred shares, debt securities or convertible debt securities. This decline in NAV would also tend to cause a greater decline in the market price, if any, for the Shares.

There is also a risk that, in the event of a sharp decline in the value of the Fund’s net assets, the Fund would be in danger of failing to maintain required asset coverage ratios, which may be required by the preferred shares, debt securities or convertible debt, or the Fund’s current investment income might not be sufficient to meet the dividend requirements on the preferred shares or the interest payments on the debt securities and/or the convertible debt securities. In order to counteract such an event, the Fund might need to liquidate investments in order to fund the redemption of some or all of the preferred shares, debt securities or convertible debt. In addition, the Fund would pay (and the holders of Shares would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred shares, debt securities, convertible debt, or any combination of these securities. Holders of preferred shares, debt securities or convertible debt may have different interests than holders of Shares and may at times have disproportionate influence over the Fund’s affairs.

The 1940 Act requires that holders of preferred shares must be entitled as a class to elect two trustees at all times and to elect a majority of the trustees if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred shares and, accordingly, preferred Shareholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of Shares and preferred shares, both by the 1940 Act and by requirements imposed by rating agencies, might impair the Fund’s ability to maintain its tax treatment as a RIC for U.S. federal income tax purposes.

Unrealized Depreciation. Under Rule 2a-5 of the 1940 Act, the Fund is required to carry investments at market value or, if no quotation is readily available, at the fair value as determined in good faith in accordance with procedures established by the Adviser, with such procedures approved by the Board. Pursuant to Rule 2a-5, the Board has designated the Adviser as “Valuation Designee.” The Adviser, with the assistance of its Valuation Committee, subject to oversight by the Board, is responsible for determining the fair value of the Fund’s investments in accordance with valuation policies and procedures approved by the Board. Decreases in the market values or fair values of the Fund’s investments relative to amortized cost are recorded as unrealized depreciation. Any unrealized losses in the Fund’s portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to the Fund with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of the Fund’s income available for distribution in future periods. In addition, decreases in the market value or fair value of the Fund’s investments will reduce the Fund’s NAV.

Pre-incentive fee net income does not include any realized or unrealized capital gains or losses or unrealized capital appreciation or depreciation. Because of the structure of the Incentive Fee, it is possible that the Fund may pay an Incentive Fee in a quarter where the Fund incurs a loss.

PIK Interest Payments. Certain of the Fund’s debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by the Fund of PIK interest will have the effect of increasing the Fund’s gross assets. As a result, because the Base Management Fee that the Fund pays to the Adviser is based on the Fund’s gross assets, the receipt by the Fund of PIK interest will result in an increase in the amount of the Base Management Fee. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in the Fund’s pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by the Fund to the Adviser.

To the extent original issue discount instruments, such as zero coupon bonds and PIK loans, constitute a significant portion of the Fund’s income, investors will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following: (a) the higher interest rates of PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans; (b) PIK loans may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; (c) market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash, and PIKs are usually less volatile than zero-coupon bonds, but more volatile than cash pay securities; (d) because original issue discount income is accrued without any cash being received by the Fund, required cash distributions may have to be paid from offering proceeds or the sale of Fund assets without investors being given any notice of this fact; (e) the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; (f) even if the accounting conditions for income accrual are met, the borrower could still default when the Fund’s actual payment is due at the maturity of the loan; and (g) original issue discount creates risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

Distributions. The amount of any distributions the Fund may make on the Shares is uncertain. The Fund may not be able to pay distributions, or be able to sustain distributions at any particular level, and the Fund’s distributions per share, if any, may not grow over time, and the Fund’s distributions per share may be reduced. The Fund has not established any limit on the extent to which it may use borrowings, if any, and the Fund may use offering proceeds to fund distributions (which may reduce the amount of capital the Fund ultimately invests in portfolio companies).

Subject to the Board’s discretion and applicable legal restrictions, the Fund generally intends to authorize and declare cash distributions on a quarterly basis and pay such distributions on a quarterly basis. The Fund expects to pay distributions out of assets legally available for distribution. However, the Fund cannot assure Shareholders that the Fund will achieve investment results that will allow the Fund to make a consistent targeted level of cash distributions or year-to-year increases in cash distributions. The Fund’s ability to pay distributions might be adversely affected by the impact of the risks described herein. In addition, the inability to satisfy the asset coverage test applicable to the Fund as a BDC under the 1940 Act can limit the Fund’s ability to pay distributions. Distributions from offering proceeds also could reduce the amount of capital the Fund ultimately invests in debt or equity securities of portfolio companies. The Fund cannot assure Shareholders that the Fund will pay distributions to Shareholders in the future.

Distributions on the Shares may exceed the Fund’s taxable earnings and profits, particularly during the period before the Fund has substantially invested the net proceeds from this offering. Therefore, portions of the distributions that the Fund may pay represent a return of capital to Shareholders. A return of capital is a return of a portion of Shareholders’ original investment in the Fund’s Shares. As a result, a return of capital will (i) lower Shareholders’ tax basis in their shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, and (ii) reduce the amount of funds the Fund has for investment in portfolio companies. The Fund has not established any limit on the extent to which the Fund may use offering proceeds to fund distributions.

The Fund may pay distributions from offering proceeds in anticipation of future cash flow, which may constitute a return of Shareholders’ capital and will lower Shareholders’ tax basis in their shares, thereby increasing the amount of capital gain (or decreasing the amount of capital loss) realized upon a subsequent sale or redemption of such shares, even if such shares have not increased in value or have, in fact, lost value. Distributions from offering proceeds also could reduce the amount of capital the Fund ultimately has available to invest in portfolio companies.

Share Repurchases and Cash Reserves.

There can be no assurance that any future share repurchases will occur, or, if they occur, that they will enhance Shareholder value. In addition, any future share repurchases could have a material adverse effect on the business of the Fund for the following reasons:

●	Repurchases may not prove to be the best use of the Fund’s cash resources.

●	Repurchases will diminish the Fund’s cash reserves, which could impact its ability to finance future growth and to pursue possible future strategic opportunities.

●

The Fund may incur debt or other cash resources to repurchase shares, which may affect the financial performance of the Fund’s business during future periods or its liquidity and the availability of capital for other needs of the business.

●	Repurchases may not be made at the best possible price and the market price of the Shares may decline below the levels at which the Fund repurchased Shares.

●	Any suspension, modification or discontinuance of any future share repurchase plan could result in a decrease in the trading price of the Shares.

●

Repurchases may make it more difficult for the Fund to meet the diversification requirements necessary to qualify for tax treatment as a RIC for U.S. federal income tax purposes; failure to qualify for tax treatment as a RIC would render taxable income subject to corporate-level U.S. federal income taxes.

●	Repurchases may cause non-compliance with covenants under the Fund’s financing agreements, which could have an adverse effect on the Fund’s operating results and financial condition.

Non-Diversified Investment Company. The Fund operates as a non-diversified investment company within the meaning of the 1940 Act, which means that the Fund will not be limited by the 1940 Act with respect to the proportion of its assets that it may invest in a single issuer. However, the Fund from time to time in the future may be considered a diversified management investment company within the meaning of the 1940 Act. Beyond the asset diversification requirements associated with the Fund’s qualification as a RIC for U.S. federal income tax purposes, the Fund does not have fixed guidelines for diversification. While the Fund is not targeting any specific industries, its investments may be focused on relatively few industries. To the extent that the Fund holds large positions in a small number of issuers, or within a particular industry, the Fund’s NAV may be subject to greater fluctuation. The Fund may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry.

Difficulty of Locating Suitable Investments. There can be no assurance that there will be a sufficient number of suitable investment opportunities satisfying the investment objectives of the Fund to enable the Fund to invest all of its committed capital, or that such investment opportunities will lead to completed investments by the Fund. Identification of attractive investment opportunities is difficult, and the availability of investment opportunities generally will be subject to market conditions and the prevailing regulatory and economic climate.

Co-investment with Third Parties. The Fund may co-invest in portfolio companies with third parties (including Sound Point and certain of its affiliates) through partnerships, joint ventures or other arrangements. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third party co-venturer or partner may at any time have economic or business interests or goals that are inconsistent with those of the Fund or may be in a position to take action contrary to the Fund’s investment objectives. In addition, the Fund may under certain circumstances be liable for actions of their third-party co-venturers or partners.

The Fund may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without the prior approval of the Independent Trustees and, in some cases, the prior approval of the SEC. Pursuant to exemptive relief (the “Order”) granted by the SEC to, among others, the Adviser, the Fund is permitted to co-invest alongside other funds, vehicles and/or accounts managed by the Adviser or certain of its affiliates pursuant to certain conditions.

The Order permits the Fund to co-invest alongside other funds/vehicles managed by the Adviser or certain of its affiliates, or alongside the Adviser or certain of its affiliates in a principal capacity, in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. The Order further provides that the Fund will receive its pro rata share of any transaction fees, based on its relative share of the amount invested or committed, as applicable, in the transaction. The Adviser’s investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Fund and other affiliates of the Adviser.

In situations when co-investment with other Sound Point affiliates is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Order, the Adviser and/or its affiliates will need to decide which client or clients will proceed with the investment.

Minority Investments. The Fund may make minority investments, or may make investments in “club” deals alongside entities sponsored by other private credit or private equity firms, in portfolio companies where the Fund may not have the right to appoint a director or otherwise be able to control or effectively influence the business or affairs of such entities. The entity in which a Fund investment is made may have economic or business interests or goals that are inconsistent with those of the Fund, and the Fund may not be able to limit or otherwise protect the value of its investment in the portfolio company. In addition, although the Fund may seek board representation in connection with certain investments, there is no assurance that such representation, if sought, will be obtained. In all such cases, the Fund will rely significantly on the existing management and boards of directors of portfolio companies, which may include representatives of investors with whom the Fund is not affiliated and whose interests may conflict with the interests of the Fund.

Follow-On Investments. The Fund may make follow-on investments in certain portfolio companies or have the opportunity to increase an investment in certain portfolio companies. There can be no assurance that the Fund will wish to make follow-on investments or that it will have sufficient funds to do so. Any decision by the Fund not to make follow-on investments or its inability to make them may have a substantial negative impact on a portfolio company in need of such an investment or may diminish the Fund’s ability to influence the portfolio company’s future development. The Fund’s ability to make follow-on investments may also be limited by the Adviser’s allocation policies and procedures. In situations where co-investment with other clients of the Adviser or its affiliates is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Order, the Adviser will need to decide which client or clients will proceed with the investment.

Limitations on Leverage. The Fund may, subject to the limitations described below, incur leverage in connection with its operations, collateralized by its assets and/or capital commitments. The amount of leverage that the Fund employs will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. The use of leverage by the Fund may have important consequences to the Shareholders, including, but not limited to, the following: (i) greater fluctuations in the NAV of the Fund; (ii) use of cash flow for debt service and related costs and expenses, rather than for additional investments, distributions or other purposes; (iii) increased interest expense if interest rate levels were to increase significantly; (iv) limitation on the flexibility of the Fund to make distributions to the Shareholders (and investors should specifically note in this regard that, for the avoidance of doubt, in connection with one or more credit facilities entered into by the Fund, distributions to the investors may be subordinated to payments required in connection with any indebtedness contemplated thereby); (v) in certain circumstances, the Fund may be required to dispose of investments at a loss or otherwise on unattractive terms in order to service its debt obligations or meet its debt covenants; (vi) the amount and timing of contributions and distributions to Shareholders may be affected in a manner that may have potentially adverse consequences to Shareholders; and (vii) result in lower multiples of cost (but enhanced IRRs) for equity investments. There can be no assurance that the Fund will have sufficient cash flow to meet its debt service obligations. As a result, the Fund’s exposure to losses may be increased due to the illiquidity of its investments generally.

In addition, the Fund may need to refinance its outstanding debt as the debt matures. There is a risk that the Fund may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of the existing loan agreements. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. These risks could adversely affect the Fund’s financial condition, cash flows and return on its investments. A credit agreement or borrowing facility frequently will contain other terms that restrict the activities of the Fund and the Shareholders or impose additional obligations on them. For example, certain lenders or facilities are expected to impose restrictions on the Fund’s ability to consent to the transfer or a Shareholder’s interest in the Fund or impose concentration or other limits on the Fund’s investments, and/or financial or other covenants, that could affect the implementation of the Fund’s investment strategy. The Fund and any other parallel investment entities, alternative investment vehicles and/or co-investment vehicles may be jointly and severally liable for all credit support obligations in respect of investments or under any Fund-related credit facility. Therefore, in the event that one or more investors of the Fund and/or investors of any other parallel investment entities, alternative investment vehicles and/or co-investment vehicles fail to satisfy a drawdown or otherwise default on their contribution obligations pursuant to the credit support, such amount would be drawn on a pro rata basis from non-defaulting investors and/or investors of any other parallel investment entities, alternative investment vehicles and/or co-investment vehicles up to the remaining amount of their respective unfunded capital commitments. As a result of the incurrence of indebtedness on a joint and several or cross-collateralized basis, the Fund may be required to contribute amounts in excess of its pro rata share, including additional capital to make up for any shortfall if such vehicles are unable to repay their pro rata share of such indebtedness. However, subject to the terms on borrowing under the Fund’s Governing Agreements, only the Fund’s pro rata share (based on the amounts invested or proposed to be invested in the investment or the proposed investment) of any such indebtedness will be counted for purposes of the limitations on borrowing.

In connection therewith, credit facilities may be secured by an assignment of the Shareholders’ unfunded capital commitments or the Fund’s portfolio investments and assets. Shareholders may be required to acknowledge their obligation to pay their share of such indebtedness up to the amount of their unfunded capital commitments or to acknowledge the right of such lender to call on such Shareholders to fund their commitments. The Governing Agreements may provide a lender with the right to receive detailed due diligence and credit-related information regarding the Shareholders. The Adviser reserves the right, in its sole discretion, to waive these requirements for certain Shareholders, which may have an adverse effect on the Fund’s ability to obtain such credit facility or terms thereof. In addition, subject to the limitations in the Governing Agreements, the Fund’s financing arrangements could be structured generally as a portfolio financing where multiple investments are cross-collateralized and are subject to the risk of loss. As a result, the Fund could lose its interests in one or more performing investments in the event any investment is cross-collateralized with poorly performing or non-performing investments. The Fund’s assets, including any investments made by the Fund and any capital held by the Fund, are available to satisfy all liabilities and other obligations of the Fund. If the Fund defaults on secured indebtedness, the lender could foreclose and the Fund could lose its entire investment in the collateral for such loan. If the Fund itself becomes subject to a liability, parties seeking to have the liability satisfied could have recourse to the Fund’s assets generally and not be limited to any particular asset, such as the investment giving rise to the liability. In the event of a sudden, precipitous drop in the value of the Fund’s assets, the Fund might not be able to dispose of assets quickly enough to pay off its debt, resulting in a foreclosure or other total loss of some or all of the pledged assets. Fund-level debt facilities typically include other covenants such as, but not limited to, covenants against the Fund incurring or being in default under other recourse debt, including certain fund level guarantees of asset-level debt, which, if triggered, could cause adverse consequences to the Fund if it is unable to cure or otherwise mitigate such breach. Also any bankruptcy, insolvency or default by a counterparty to the Fund could result in a loss of the Fund’s investments, including, for example, where fund assets and securities are re-hypothecated or otherwise held by such counterparties and become subject to general claims of their creditors.

As a BDC, generally, the ratio of the Fund’s total assets (less total liabilities other than indebtedness represented by senior securities) to the Fund’s total indebtedness represented by senior securities plus any preferred shares, if any, must be at least 150%. This means that generally, the Fund can borrow up to $2 for every $1 of investor equity.

In addition, as market conditions permit, the Fund may securitize its loans to generate cash for funding new investments. To securitize loans, the Fund may create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue debt securities or loans to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. Any such subsidiary will include entities that engage in investment activities in securities or other assets that are primarily controlled by the Fund. The Fund will comply with the provisions of Section 61 under the 1940 Act governing capital structure and leverage on an aggregate basis with a subsidiary so that the Fund treats the Subsidiary’s debt as its own. Each subsidiary will comply with the provisions of Section 57 under the 1940 Act relating to affiliated transactions and custody.

The Fund would retain all or a portion of the equity in the securitized pool of loans. The Fund’s retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses.

Leverage magnifies the potential for loss on investments in the Fund’s indebtedness and on invested equity capital. As the Fund uses leverage to partially finance its investments, Shareholders will experience increased risks of investing in the Fund’s securities. If the value of the Fund’s assets increases, then leveraging would cause the NAV attributable to the Shares to increase more sharply than it would have had the Fund not leveraged. Conversely, if the value of the Fund’s assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had the Fund not leveraged its business. Similarly, any increase in the Fund’s income in excess of interest payable on the borrowed funds would cause the Fund’s net investment income to increase more than it would without the leverage, while any decrease in the Fund’s income would cause net investment income to decline more sharply than it would have had the Fund not borrowed. Such a decline could negatively affect the Fund’s ability to pay dividends on its Shares, scheduled debt payments or other payments related to the Fund’s securities.

Hedging Policies/Risks. In connection with certain portfolio investments, the Fund may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks and could limit the Fund’s ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Thus, while the Fund may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for the Fund than if it had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments.

Portfolio Company Management. Each portfolio company’s day-to-day operations are the responsibility of such company’s management team. Although the Adviser is responsible for monitoring the performance of each portfolio investment there can be no assurance that the existing management team, or any successor, will be able to successfully operate the portfolio company in accordance with the Fund’s plans. The success of each portfolio company depends in substantial part upon the skill and knowledge of each portfolio company’s management team.

Operating and Financial Risks of Portfolio Companies. Companies in which the Fund invests could deteriorate as a result of, among other factors, an adverse development in their business, a change in the competitive environment, or an economic downturn. As a result, companies which the Fund expects to be stable may operate, or expect to operate, at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress. In some cases, the success of the Fund’s investment strategy will depend, in part, on the ability of the Fund to restructure and/or effect improvements in the operations of a portfolio company. The activity of identifying and implementing restructuring programs and operating improvements at portfolio companies entails a high degree of uncertainty. There can be no assurance that the Fund will be able to successfully identify and implement such restructuring programs and improvements.

Projections and Third-Party Reports. The Fund will generally make investments based on projections of the operating results of portfolio companies, the market environment and views/assumptions on default rates, recoveries, interest rate movements and technical market factors. Projected operating results will normally be based primarily on the guidance of the Fund’s management and be justified by the Adviser’s judgments or third-party advice and reports. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. There can be no assurance that the projected results will be achieved, and actual results may vary significantly from the projections. General economic, natural and other conditions, which are not predictable, can have an adverse impact on the reliability of such projections.

Interest Rates. Because the Fund may borrow money to make investments, the Fund’s net investment income will depend, in part, upon the difference between the rate at which the Fund borrows funds and the rate at which the Fund invests those funds. As a result, the Fund can offer no assurance that a significant change in market interest rates will not have a material adverse effect on the Fund’s net investment income.

A reduction in interest rates on new investments relative to interest rates on current investments could have an adverse impact on the Fund’s net investment income. However, an increase in interest rates could decrease the value of any investments which earn fixed interest rates and also could increase the Fund’s interest expense, thereby decreasing the Fund’s net income. Also, an increase in interest rates available to investors could make an investment in Shares less attractive if the Fund is not able to increase its dividend rate, which could reduce the value of the Shares. Further, rising interest rates could also adversely affect the Fund’s performance if such increases cause its borrowing costs to rise at a rate in excess of the rate that the Fund’s investments yield.

Increases in interest rates can make it more expensive to finance the Fund’s investments and to refinance any financing arrangements. In addition, certain financing arrangements of the Fund may provide for adjustments in the loan interest rate along with changes in market interest rates. Therefore, in periods of rising interest rates, to the extent the Fund borrows money subject to a floating interest rate, the Fund’s cost of funds would increase, which could reduce the Fund’s net investment income. Further, rising interest rates could also adversely affect the Fund’s performance if it holds investments with floating interest rates, subject to specified minimum interest rates (such as an applicable reference rate floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase the Fund’s interest expense, even though its interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates rise, there is a risk that the portfolio companies in which the Fund holds floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with the Fund. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on the Fund to provide fixed rate loans to the Fund’s portfolio companies, which could adversely affect the Fund’s net investment income, as increases in the Fund’s cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

Risks Relating to the Fund’s Investments

Risks Related to Investments in Loans. The Fund invests primarily by making loans, either through primary issuances or in secondary transactions,. The value of such loans may be detrimentally affected to the extent a borrower defaults on its obligations. There can be no assurance that the value assigned by the Fund to collateralize an underlying loan can be realized upon liquidation, nor can there be any assurance that any such collateral will retain its value. Furthermore, circumstances could arise (such as in the bankruptcy of a borrower) that could cause the Fund’s security interest in the loan’s collateral to be invalidated. Also, much of the collateral will be subject to restrictions on transfers intended to satisfy securities regulations, which will limit the number of potential purchasers if the Fund intends to liquidate such collateral. The amount realizable with respect to a loan may be detrimentally affected if a guarantor, if any, fails to meet its obligations under a guarantee. Finally, there may be a monetary, as well as a time, cost involved in collecting on defaulted loans and, if applicable, taking possession of various types of collateral.

Second-Lien or Other Subordinated Loans or Debt Risk. The Fund may acquire and/or originate second-lien or other subordinated loans. In the event of a loss of value of the underlying assets that collateralize the loans, the subordinate portions of the loans may suffer a loss prior to the more senior portions suffering a loss. If a borrower defaults and lacks sufficient assets to satisfy the Fund’s loan, the Fund may suffer a loss of principal or interest. If a borrower declares bankruptcy, the Fund may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, certain of the Fund’s loans may be subordinate to other debt of the borrower. As a result, if a borrower defaults on the Fund’s loan or on debt senior to the Fund’s loan, or in the event of the bankruptcy of a borrower, the Fund’s loan will be satisfied only after all senior debt is paid in full. The Fund’s ability to amend the terms of the Fund’s loans, assign the Fund’s loans, accept prepayments, exercise the Fund’s remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to borrowers may be limited by intercreditor arrangements if debt senior to that Fund’s loans exists.

Additionally, when the Fund makes a senior secured loan to a portfolio company, it generally shall take a security interest in the available assets of the portfolio company, which should mitigate the risk that the Fund will not be repaid. However, there is a risk that the collateral securing the Fund’s loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, the Fund’s lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that the Fund will receive principal and interest payments according to the loan’s terms, or at all, or that the Fund will be able to collect on the loan should it be forced to enforce its remedies.

Unsecured Loans or Debt. The Fund may invest in unsecured loans which are not secured by collateral. In the event of default on an unsecured loan, the first priority lien holder has first claim to the underlying collateral of the loan. It is possible that no collateral value would remain for an unsecured holder and therefore result in a loss of investment to the Fund. Because unsecured loans are lower in priority of payment to secured loans, they are subject to the additional risk that the cash flow of the borrower may be insufficient to meet scheduled payments after giving effect to the secured obligations of the borrower. Unsecured loans generally have greater price volatility than secured loans and may be less liquid.

Unfunded Loans. The Fund’s investments may include loan commitments that are unfunded at the time of investment. A loan commitment is a written agreement in which the lender commits itself to make a loan or loans up to a specified amount within a specified time period. The loan commitment sets out the terms and conditions of the lender’s obligation to make the loans. The portion of the amount committed by a lender under a loan commitment that the borrower has not drawn down is referred to as “unfunded”. A lender typically is obligated to advance the unfunded amount of a loan commitment at the borrower’s request, subject to certain conditions regarding the creditworthiness of the borrower. Borrowers with deteriorating creditworthiness may continue to satisfy their contractual conditions and therefore be eligible to borrow at times when the lender might prefer not to lend. In addition, a lender may have assumptions as to when a company in which the Fund invests may draw on an unfunded loan commitment when the lender enters into the commitment. If the borrower does not draw down as expected, the commitment may not prove as attractive an investment as originally anticipated. Further, any failure to advance requested funds to a company in which the Fund invests could result in possible assertions of offsets against amounts previously lent.

Unitranche Loan Risk. Unitranche loans provide leverage levels comparable to a combination of first lien and second lien or subordinated loans, and may rank junior to other debt instruments issued by the portfolio company. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.

High-Yield Debt. The Fund may invest in public and/or private debt securities that may be classified as “higher-yielding” (and, therefore, higher-risk) debt securities. In most cases, such debt will be rated below “investment grade” or will be unrated. High-yield debt securities are subject to ongoing uncertainties and exposure to risks from: (i) adverse business, financial, economic or political conditions; and (ii) the issuer’s failure to make timely interest and principal payments (including where such debt securities are issued by a finance vehicle or holding company that depends on payments from other group companies to provide it with funds to meet its high-yield debt obligations). High-yield debt securities may benefit from guarantees and/or security from a parent company or specified group companies, although the holders of such debt securities may be limited in their ability to enforce the collateral and/or guarantees, and the proceeds from such collateral may not be sufficient to satisfy the debt obligations. High-yield debt securities are typically structured to facilitate public trading, but an active trading market for such debt securities may not develop and the transfer of such debt securities may be subject to restrictions. Additionally, the market for high-yield debt securities has experienced periods of volatility and reduced liquidity. The market values of certain of these debt securities may reflect individual corporate developments. General economic recession or a major decline in the demand for products and services in which the issuer or its group operates would likely have a materially adverse impact on the value of such securities. In addition, adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of these high-yield debt securities.

Contingent Liability Risk. The Fund may from time to time incur contingent liabilities in connection with an investment. For example, the Fund may acquire a revolving credit or delayed draw term facility that has not yet been fully drawn. If the borrower subsequently draws down on the facility, the Fund will be obligated to fund the amounts due. There can be no assurance that the Fund will adequately reserve for their contingent liabilities and that such liabilities will not have an adverse effect on the Fund.

Risk of Borrowing by the Fund. The Fund may employ leverage in order to increase investment exposure with a view to achieving its target return, subject to the restrictions set out in the Fund’s Declaration of Trust and under the 1940 Act.

While leverage presents opportunities for increasing total returns, it can also have the effect of increasing the volatility of the performance of the Fund, including the risk of total loss of the amount invested. If income and capital appreciation on investments made with borrowed funds are less than the costs of the leverage, the value of the assets of the Fund will decrease. The effect of the use of leverage is to increase the investment exposure, the result of which is that, in a market that moves adversely, the possible resulting loss to investors’ capital would be greater than if leverage were not used. As a result of leverage employed by the Fund, small changes in the value of the underlying assets may cause a relatively large change in the value of the Fund. Many financial instruments used to employ leverage are subject to variation or other interim margin requirements, which may force premature liquidation of investments. Investors should be aware that the use of leverage by the Fund can be considered to multiply the leverage effect on their investment returns in the Shares. As described above, while this effect may be beneficial when markets’ movements are favorable, it may result in a substantial loss of capital when markets’ movements are unfavorable.

In addition, such leverage may involve granting of security by the Fund in certain or all of its assets or the outright transfer of specific investments in the Fund. Since there is no security created for the benefit of investors to secure the Fund’s obligations in respect of the interests, on any insolvency of the Fund, the investor(s) could rank behind the Fund’s financing and hedging counterparties, whose claims will be considered as indebtedness of the Fund and may be secured. Leverage does create opportunities for greater total returns on the investments but simultaneously creates special risk considerations: it may exaggerate changes in the total value of the Fund and in the yield on the investments and, subsequently, the yield on the interests.

In addition, from time to time, to the extent that leverage is employed, the Fund may be required to refinance transactions on a relatively frequent basis. The Fund’s ability to achieve its objective and target returns is dependent upon the Fund’s ability to achieve financing at economically advantageous rates. On each refinancing, it is open to the counterparty to renegotiate the terms of each transaction or indeed not to refinance the transaction at all. To the extent refinancing facilities are not available in the market at economic rates or at all, the Fund may be required to sell assets at disadvantageous prices, may not be able to make investments it otherwise would have made, and/or may not be able to achieve the leverage it would otherwise find it advantageous to achieve. Any such deleveraging may result in losses which could be severe and accordingly could have a material adverse effect on the performance of the Fund, and, by extension, the Fund’s business, financial condition, results of operations and the value of the interests.

The Fund may guarantee (or provide credit support with respect to) loans or other extensions of credit made to, or obligations of, any current or prospective vehicle through which investments are made or held directly or indirectly (or any subsidiary thereof), any vehicle formed to effect the acquisition thereof, any parallel vehicle, feeder vehicle, alternative investment vehicle or co-investment vehicle (including without limitation, guarantees with respect to completion, recourse, creditworthiness, misconduct, environmental matters, capital contribution to a participating co-investment vehicle or any other matters).

For the avoidance of doubt, the Fund and possible parallel funds, if any, may guarantee or cross-collateralize certain of the obligations of the other parallel fund under or in respect of borrowings and guarantees and, accordingly, an event of default under the instruments governing a borrowing by a parallel fund may automatically constitute an event of default for the other Fund and/or other parallel funds constituting the Fund.

Valuation Risks. The Fund holds securities, loans or other financial instruments or obligations which are very thinly traded, for which no market exists or which are restricted as to their transferability under applicable securities laws. These investments may be extremely difficult to value accurately. The process of valuing securities for which reliable market quotations are not available is based on inherent uncertainties, and the resulting values may differ from values that would have been determined had a ready market existed for such securities, from values placed on such securities by other investors and from prices at which such securities may ultimately be sold. In addition, third-party pricing information may at times not be available regarding certain of the Fund’s assets. In particular, past disruptions in the credit markets have resulted in a severe lack of liquidity for many securities or other instruments, making them more difficult to value and, in many cases, putting significant downward pressure on prices. Further, because of overall size or concentration in particular markets of positions held by the Fund, the value of its investments which can be liquidated may differ, sometimes significantly, from their valuations. The Fund may hold certain investments that may trade with significant bid-ask spreads and, as a result, the Fund may sell or buy investments at a price that overvalues the asset such that the Fund’s business, financial condition, results of operations and/or the value of the interests may be materially adversely affected. Performance information of the Fund and the other funds managed by the Adviser, which may hold substantial amounts of illiquid or hard to value assets, is therefore dependent upon the valuation procedures of the Adviser, and such values may not ultimately be realized. In addition, certain cross-transactions and other transactions between possible parallel funds and between the Fund and other funds or clients managed by the Adviser, to the extent permitted, are subject to valuation risk.

A component of the Adviser’s analysis of the desirability of making a given investment relates to the estimated residual or recovery value of such investments in the event of the insolvency of the obligor. This residual or recovery value will be driven primarily by the value of the anticipated future cash flows of the obligor’s business and by the value of any underlying assets constituting the collateral for such investment. The anticipated future cash flows of the obligor’s business and the value of collateral can, however, be extremely difficult to predict as in certain circumstances market quotations and third-party pricing information may not be available. If the recovery value of the collateral associated with the investments in which the Fund invests decreases or is materially worse than expected by the Fund, such a decrease or deficiency may affect the value of the investments made by the Fund. Accordingly, there may be a material adverse effect on the performance of the Fund, and, by extension, the Fund’s business, financial condition, results of operations and the value of the interests.

Investments in Privately Held Companies. The Fund may acquire a significant percentage of its portfolio company investments from privately held companies in directly negotiated transactions. Substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than exchange-listed securities or other securities for which there is an active trading market. The Fund typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, refinancing, or initial public offering.

The illiquidity of the Fund’s investments may make it difficult or impossible for the Fund to sell such investments if the need arises. In addition, if the Fund is required to liquidate all or a portion of its portfolio quickly, the Fund may realize significantly less than the value at which the Fund has previously recorded its investments, which could have a material adverse effect on the Fund’s business, financial condition and results of operations.

Moreover, investments purchased by the Fund that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer, market events, economic conditions or investor perceptions.

Investments in Private and Middle-Market Companies. Investments in private and middle-market companies involve a number of significant risks. Generally, little public information exists about these companies, and the Fund will rely on the ability of the Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and the Fund may lose money on its investments. Middle-market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle-market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities held by the Fund, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Fund realizing any guarantees it may have obtained in connection with its investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on a portfolio company and, in turn, on the Fund. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, the Fund’s executive officers, trustees and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from the Fund’s investments in the portfolio companies.

Due Diligence Risk. When conducting due diligence and making an assessment regarding a potential investment, the Adviser will be required to rely on resources available to it, including internal sources of information as well as information provided by existing and potential obligors, any equity sponsor(s), lenders and other independent sources. The due diligence process may at times be required to rely on limited or incomplete information.

The Adviser will select investments for the Fund in part on the basis of information and data relating to potential investments filed with various government regulators and publicly available or made directly available to the Adviser by the prospective portfolio companies or third parties. Although the Adviser will evaluate all such information and data and seek independent corroboration when it considers it appropriate and reasonably available, the Adviser will not be in a position to confirm the completeness, genuineness or accuracy of such information and data. The Adviser is dependent upon the integrity of the management of the entities filing such information and of such portfolio companies and third parties providing such information, as well as the financial reporting process in general.

The value of an investment made by the Fund may be affected by fraud, misrepresentation or omission on the part of a portfolio company or any related parties to such portfolio company, or by other parties to the investment (or any related collateral and security arrangements). Such fraud, misrepresentation or omission may adversely affect the value of the investment and/or the value of the collateral underlying the investment in question and may adversely affect the Fund’s ability to enforce its contractual rights relating to that investment or the relevant obligor’s ability to repay the principal or interest on the investment. In addition, the Adviser may rely upon independent consultants or experts in connection with its evaluation of proposed investments. There can be no assurance that these consultants or experts will accurately evaluate such investments. Investment analyses and decisions by the Adviser may be undertaken on an expedited basis in order to make it possible for the Fund to take advantage of short-lived investment opportunities. In such cases, the available information at the time of an investment decision may be limited, inaccurate and/or incomplete. Furthermore, the Adviser may not have sufficient time to evaluate fully such information even if it is available. In addition, the financial information available to the Adviser may not be accurate or provided based upon accepted accounting methods.

Accordingly, the Adviser cannot guarantee that the due diligence investigation it carries out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Any failure by the Adviser to identify relevant facts through the due diligence process may cause it to make inappropriate investment decisions, which may have a material adverse effect on the performance of the Fund, and, by extension, the Fund’s business, financial condition or results of operations and the value of the interests.

Investments in Publicly Traded Companies. The Fund’s investment portfolio may contain securities or instruments issued by publicly held companies. Such investments may subject the Fund to risks that differ in type or degree from those involved with investments in privately held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on the ability of the Fund to dispose of such securities or instruments at certain times, increased likelihood of Shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. Moreover, the Fund may not have the same access to information in connection with investments in public securities, either when investing in a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, the Fund may be limited in its ability to make investments, and to sell existing investments, in public securities because the Adviser and/or Sound Point may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies.

Investments in Securitizations, Asset-Backed Securities and other Structured Investments. The Fund may invest in securitizations, which are generally limited recourse obligations payable solely from the underlying assets (“Securitization Assets”) of the issuer or proceeds thereof. Consequently, holders of equity or other securities issued by such securitization vehicles (“Collateralized Securities”) must rely solely on cash flows from the Securitization Assets for payment in respect thereof. The Securitization Assets may include, without limitation, broadly-syndicated leveraged loans, middle-market company loans, consumer receivables (i.e. credit card receivables, automobile loans, student loans), commercial receivables (i.e. small business loans, equipment leases), mortgages, corporate bonds, mezzanine debt and second-lien leveraged loans, among others, which are subject to liquidity, market value, credit, interest rate, reinvestment and certain other risks. The investment characteristics of Collateralized Securities differ from traditional debt securities. Among the major differences are that interest and principal payments are often made more frequently, for example monthly, and that the outstanding principal can generally be prepaid if the underlying Securitization Assets are repaid faster than scheduled or anticipated.

Asset-backed securities (“ABS”) are backed by pools of wide-ranging assets, including, for example, loans, leases, real property, rental payments, and credit card receivables, automobile receivables and student loans, which represent obligations of numerous different parties and use credit enhancement techniques such as overcollateralization, reserve accounts, letters of credit and preference rights. The value of ABS can be affected by changes in the market’s perception of the underlying assets and the creditworthiness of the servicer for the asset pool or the originator of the assets. Consumer loan ABS in which the Fund may invest can often be backed by unsecured obligations of numerous individuals and the debtors are entitled to the protection of a number of consumer loan laws, many of which give such debtors the right to set off certain amounts, thereby reducing the balance due. Further, consumer protection laws are subject to change. For example, calls for permanent forgiveness of student debt by federal and state governments, and increased review of student loan servicing practices, if enacted, could have an adverse impact on the Fund’s returns in such investments.

In addition, investments in subordinated classes of ABS involve greater credit risk of impairment than senior classes of the same issue or series. Credit risks can also be pronounced in the case of ABS secured by, or evidencing an interest in, a relatively small or less diverse pool of underlying assets. Certain subordinated securities, such as residual certificates or structured equity, absorb all losses from collateral defaults before any other class of securities is at risk, particularly if such securities have been issued with little or no credit enhancement. Such securities, therefore, possess some of the attributes typically associated with equity investments.

Exposure to structured finance securities entails various risks: credit risks, liquidity risks, prepayment risks, interest rate risks, market risks, operations risks, structural risks, geographical concentration risks, basis risks and legal risks. Structured finance securities are also subject to the risk that the servicer fails to perform. Structured finance securities are subject to risks associated with their structure and execution, including the process by which principal and interest payments are allocated and distributed to investors, how credit losses affect the issuing vehicle and the return to investors in such structured finance securities, whether the collateral represents a fixed set of specific assets or accounts, whether the underlying collateral assets are revolving or closed-end, under what terms (including maturity of the structured finance instrument) any remaining balance in the accounts may revert to the issuing entity and the extent to which the entity that is the actual source of the collateral assets is obligated to provide support to the issuing vehicle or to the investors in such structured finance securities.

Foreign Investments. The Fund accepts subscriptions and maintains books and records in U.S. dollars although the Fund may invest a portion of capital outside of the United States (and in various foreign currencies). Investment in foreign securities involves certain factors not typically associated with investing in U.S. securities, including risks relating to: (i) currency exchange matters, including fluctuations in the rate of exchange between the dollar and the various foreign currencies in which the Fund’s foreign investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences between the U.S. and foreign securities markets, including potential price volatility in and relative liquidity of some foreign securities markets, the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation; (iii) certain economic, social and political risks, including potential exchange control regulations and restrictions on foreign investment and repatriation of capital, the risks of political, economic or social instability and the possibility of expropriation or confiscatory taxation; and (iv) the possible requirement of financing and structuring alternatives and exit strategies that differ substantially from those commonly used in the United States. In addition, the Fund and the Shareholders could become subject to additional or unforeseen taxation in foreign jurisdictions in which the Fund invests, and changes to taxation treaties (or their interpretation) between the jurisdiction of a Shareholder and the countries in which the Fund invests may adversely affect the tax treatment of such Shareholder. The foregoing factors may increase transaction costs and adversely impact the value of the Fund’s investments in non-U.S. portfolio companies.

Difficulties Upon Exit. The Fund’s investments are subject to various risks, particularly the risk that the Fund will be unable to realize its investment objectives by sale or other disposition at attractive prices or be unable to complete any exit strategy. Dispositions of investments may be subject to contractual and other limitations on transfer or other restrictions that would interfere with subsequent sales of such investments or adversely affect the terms that could be obtained upon any disposition thereof. There can be no assurance that a public market will develop for any of the Fund’s investments or that the Fund will otherwise be able to realize such investments. Therefore, there can be no assurance that the Fund will realize net profits or achieve returns commensurate with the risks associated with the investments, or that the Fund will not experience losses in its investments, which may be substantial.

Risks of Investing in a Credit Vehicle. In addition to the foregoing risks, investing in the Fund presents certain risks, including, but not limited to, risks associated with: credit, investments in loans, “higher-yielding” debt securities, stressed and distressed investments, investments in public companies, credit ratings, prepayment, and interest rates.

The Fund has a very broad mandate with respect to the type and nature of securities in which it may invest. While some of the loans in which the Fund will invest may be secured, the Fund may also invest in debt or preferred equity securities that are either unsecured or subordinated to substantial amounts of senior indebtedness, or a significant portion of which may be unsecured. In such instances, the ability of the Fund to influence a portfolio company’s affairs, especially during periods of financial distress or following an insolvency, is likely to be substantially less than that of senior creditors. For example, under terms of subordination agreements, senior creditors are typically able to block the acceleration of the debt or other exercises by the Fund of its rights as a creditor. Accordingly, the Fund may not be able to take the steps necessary to protect its investments in a timely manner or at all. In addition, the debt securities in which the Fund will invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and may not be rated by a credit rating agency.

Credit Risk. One of the fundamental risks associated with investments by the Fund is credit risk, which is the risk that an issuer will be unable to make principal and interest payments on its outstanding debt obligations when due. The return to Shareholders would be adversely impacted if an issuer of debt in which the Fund invests becomes unable to make such payments when due. Although the Fund may make investments that are believed to be secured by specific collateral, the value of which may initially exceed the principal amount of such investments or the fair value of such investments, there can be no assurance that the liquidation of any such collateral would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal payments with respect to such investment, or that such collateral could be readily liquidated. The Fund may also invest in unsecured loans, which involves a higher degree of risk than senior secured loans. Furthermore, the Fund’s right to payment and its security interest, if any, may be subordinated to the payment rights and security interests of a senior lender, to the extent applicable. Certain of these investments may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the investment. In addition, loans may provide for payments-in-kind, which have a similar effect of deferring current cash payments. In such cases, a portfolio company’s ability to repay the principal of an investment may depend on a liquidity event or the long-term success of the Fund, the occurrence of which is uncertain.

With respect to the Fund’s investments in any number of credit products, if the borrower or issuer breaches any of the covenants or restrictions under the credit agreement that governs loans of such issuer or borrower, it could result in a default under the applicable indebtedness as well as the indebtedness held by the Fund. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. This could result in an impairment or loss of the Fund’s investment or a pre-payment (in whole or in part) of the Fund’s investment.

Similarly, while the Fund generally targets investing in companies it believes are of high quality, these companies could still present a high degree of business and credit risk. Companies in which the Fund invests could deteriorate as a result of, among other factors, an adverse development in their business, a change in the competitive environment or the continuation or worsening of the current (or any future) economic and financial market downturns and dislocations. As a result, companies that the Fund expected to be stable or improve may operate, or expect to operate, at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or maintain their competitive position, or may otherwise have a weak financial condition or experience financial distress. In addition, exogenous factors such as fluctuations of the equity markets also could result in warrants and other equity securities or instruments owned by the Fund becoming worthless.

Variable and Floating Rate Securities. The Fund may invest in floating rate debt instruments. The interest rate on a floating rate debt instrument is a variable rate which is tied to another interest rate, such as a money-market index or secured overnight financing rate (“SOFR”). The interest rate on a floating rate debt instrument resets periodically. Because of the interest rate reset feature, floating rate debt instruments provide the Fund with a certain degree of protection against increases in interest rates, although the Fund will participate in any declines in interest rates as well. The Fund also may invest in inverse floating rate debt instruments. An inverse floating rate instrument may exhibit greater price volatility than a fixed rate obligation of similar credit quality. In addition, some variable or floating rate investments are structured with put features that permit holders to demand payment of the unpaid principal balance plus accrued interest from the issuers or certain financial intermediaries. Therefore, such investments may not achieve their expected return.

Risks Related to Loan Prepayments. The loans in the Fund’s investment portfolio generally may be prepaid at any time, mostly with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, the Fund does not know when, and if, prepayment may be possible for each portfolio company. In some cases, the prepayment of a loan may reduce the Fund’s achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on the Fund’s business, financial condition and results of operations.

Risks Associated with Covenant-Lite Loans. A significant number of leveraged loans in the market may consist of loans that either have no financial maintenance covenants or have financial maintenance covenants that apply to a revolving credit facility, as applicable (“Covenant-Lite Loans”). While the Fund does not intend to invest in Covenant-Lite Loans as part of its principal investment strategy, it is possible that such loans may comprise a portion of the Fund’s portfolio. Such loans do not require the borrower to maintain debt service or other financial ratios. Ownership of Covenant-Lite Loans may expose the Fund to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation than is the case with loans that also contain financial maintenance covenants.

Potential Material and Adverse Effects of Market Conditions on Debt and Equity Capital Markets. From time to time, capital markets may experience periods of disruption and instability. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services industry, the repricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have improved from the beginning of the disruption, there have been recent periods of volatility, such as during the coronavirus pandemic (“COVID-19”), and there can be no assurance that adverse market conditions will not repeat themselves in the future. If these adverse and volatile market conditions continue, the Fund and other companies in the financial services industry may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, the Fund is generally not able to issue additional Shares at a price less than NAV per share without first obtaining approval for such issuance from Shareholders and the Fund’s Independent Trustees.

Moreover, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult for the Fund to borrow money or to extend the maturity of or refinance any indebtedness the Fund may have under similar terms and any failure to do so could have a material adverse effect on the Fund’s business. The debt capital that will be available to the Fund in the future, if any, may be at a higher cost and on less favorable terms and conditions than what the Fund is currently able to access. If the Fund is unable to raise or refinance debt, the Fund may be limited in its ability to make new commitments or to fund existing commitments to its portfolio companies.

Given the extreme volatility and dislocation in the capital markets over the past several years, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, significant changes in the capital markets, including the extreme volatility and disruption over the past several years, has had, and may in the future have, a negative effect on the valuations of the Fund’s investments and on the potential for liquidity events involving these investments.

As a BDC, the Fund needs the ability to raise additional capital for investment purposes on an ongoing basis. Without sufficient access to the capital markets, the Fund may be forced to curtail business operations or may not be able to pursue new investment opportunities. An inability to raise capital or access debt financing could negatively affect the Fund’s business, inhibit the Fund’s ability to scale operations, and lead to an increase in operating expenses as a percentage of the Fund’s net assets. Disruptive conditions in the financial industry and any new legislation in response to those conditions could restrict the Fund’s business operations and could adversely impact the Fund’s results of operations and financial condition.

Risk Control and Monitoring Framework. No risk control or monitoring system is fail-safe and no assurance can be given that the risk control and monitoring framework employed by the Adviser will achieve its objectives. Target risk limits and assumptions developed by the Adviser are necessarily based on historical patterns identified for the applicable underlying collateral and no assurance can be given that such patterns will accurately predict future performance.

General Risk Factors

Suitability of Investment. An investment in the Fund is not suitable for all investors. An investment is suitable only for sophisticated investors and an investor must have the financial ability and experience to understand, the willingness to accept, and the financial resources to withstand, the extent of their exposure to the risks and lack of liquidity inherent in an investment in the Fund. Investors with any doubts as to the suitability of an investment in the Fund should consult their professional advisers to assist them in making their own legal, tax, accounting, ERISA and financial evaluation of the merits and risks of investment in the Fund in light of their own circumstances and financial condition.

An investment in the Fund requires a long-term commitment, and there can be no assurance that the Fund’s investment objectives will be achieved or that there will be any return of capital. Therefore, investors should only invest in the Fund if they can withstand a total loss of their investment.

Market Risks. General economic conditions may affect the Fund’s activities. Interest rates, the price of securities and participation by other investors in the financial markets may also affect the value of securities purchased by and the number of investments made by the Fund.

Inflation Risks. The Fund’s investments are subject to inflation risk, which is the risk that the real value of assets or income from investments will be less in the future as inflation decreases the purchasing power and value of money (i.e., as inflation increases, the real value of the Fund’s assets can decline as can the purchasing power of the Fund’s distributions). Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the U.S. or global economy and changes in monetary or economic policies (or expectations that these policies may change). Typically, as inflation rises, a portfolio company will earn more revenue but also will incur higher expenses; as inflation declines, a portfolio company might be unable to reduce expenses in line with any resulting reduction in revenue. A rise in real interest rates would likely result in higher financing costs for portfolio companies and could therefore result in a reduction in the amount of cash available for distribution to investors or the value of the portfolio company. If a portfolio company is unable to increase its revenue or pass any increases in its costs along to its customers during times of higher inflation, its profitability and its ability to pay interest and principal on its loans could be adversely affected, particularly if interest rates rise in response to increases in inflation rates.

Economic and Political Environment. Regulatory changes and credit cycles lead to dislocations in the various markets in which the Adviser invests, and provide an ever-changing landscape that inevitably will be different from the ones faced when investing prior funds. While the overarching fundamentals still appear to be generally favorable, the Adviser, cognizant of the impacts of the COVID-19 pandemic and the U.S. Federal Reserve’s (the “Fed”) monetary policies, is wary of potential cracks in the economy, both from a corporate and consumer standpoint. The Adviser may explore counter-cyclical opportunities that could benefit in a more challenging economic environment as well as on business services that stand to grow in today’s regulatory landscape. On the political front, the Adviser is consistently wary of changes that could result in market volatility; areas of heightened focus include trade wars, China, and armed conflict in Russia and Ukraine and the Middle East. The Adviser will continue to closely monitor the economic and political environment with a particular focus on protecting the downside.

It is uncertain whether regulatory actions will be able to prevent further losses and volatility in securities markets, or stimulate the credit markets. The Fund may be adversely affected by the foregoing events, or by similar or other events, including tax reform, in the future. In the longer term, there may be significant new regulations that could limit the Fund’s activities and investment opportunities or change the functioning of the capital markets, and there is the possibility of a severe worldwide economic downturn. Consequently, the Fund may not be capable of, or successful at, preserving the value of its assets, generating positive investment returns or effectively managing risks.

Many of the portfolio companies in which the Fund makes investments could be susceptible to economic slowdowns or recessions and could be unable to meet their debt obligations during these periods. Therefore, non-performing assets may increase, and the value of the Fund’s portfolio may decrease during these periods as the Fund is required to record the investments at their current fair value. Adverse economic conditions could also decrease the value of the collateral securing some of the loans in the Fund’s portfolio and the value of its equity investments. Economic slowdowns or recessions could lead to financial losses in the Fund’s portfolio and a decrease in revenues, net income, and assets. Unfavorable economic conditions also could increase portfolio companies’ funding costs, limit portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to such portfolio company. These events could prevent the Fund from making more investments that it otherwise would have made and harm the Fund’s operating results.

A portfolio company’s failure to satisfy financial or operating covenants under its debt agreements could lead to defaults and, potentially, acceleration of the time when the loans are due and eventual foreclosure on its assets to repay its debts, which could itself trigger cross-defaults under other agreements and ultimately jeopardize the portfolio company’s ability to repay the debt investment that the Fund holds. The Fund may incur additional expenses to the extent necessary to seek recovery in these scenarios or to negotiate new terms with a defaulting portfolio company. In addition, if one of the portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which the Fund will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of the Fund’s claim to that of other creditors.

Public Health Emergencies. Any public health emergency, including any outbreak of COVID-19, SARS, H1N1/09 flu, avian flu, other coronavirus, Ebola or other existing or new epidemic diseases, or the threat thereof, could adversely impact global commercial activity and contribute to significant volatility in certain equity, debt, derivative, and commodities markets. The effects of a public health emergency may materially and adversely impact the value and performance of the portfolio companies, the Fund’s ability to source, manage and divest investments and the Fund’s ability to achieve its investment objectives, all of which could result in significant losses to the Fund. In addition, the operations of the Fund, its portfolio companies, the General Partner and the Adviser may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of the personnel of any such entity or the personnel of any such entity’s key service providers. Accordingly, such outbreaks could materially and negatively impact the Fund and its portfolio companies and could meaningfully affect the Fund’s ability to fulfill its investment objectives.

Risk of Conflicts. Recently, various countries have seen significant internal conflicts and, in some cases, civil wars may have had an adverse impact on the securities markets of the countries concerned. In addition, the occurrence of new disturbances due to acts of war or terrorism or other political developments cannot be excluded. Apparently stable systems may experience periods of disruption or improbable reversals of policy. Nationalization, expropriation or confiscatory taxation, currency blockage, political changes, government regulation, political, regulatory or social instability or uncertainty or diplomatic developments, including the imposition of sanctions or other similar measures, could adversely affect the Fund’s investments. The transformation from a centrally planned, socialist economy to a more market oriented economy has also resulted in many economic and social disruptions and distortions. Moreover, there can be no assurance that the economic, regulatory and political initiatives necessary to achieve and sustain such a transformation will continue or, if such initiatives continue and are sustained, that they will be successful or that such initiatives will continue to benefit foreign (or non-national) investors. Certain instruments, such as inflation index instruments, may depend upon measures compiled by governments (or entities under their influence) which are also the obligors.

Recent examples of the above include conflict, loss of life and disaster connected to ongoing armed conflict between Russia and Ukraine in Europe and between Iran and the United States in the Middle East, and an example of a country undergoing transformation is Venezuela. The extent, duration and impact of these conflicts, related sanctions and retaliatory actions are difficult to ascertain, but could be significant and have severe adverse effects on the region, including significant adverse effects on the regional or global economies and the markets for certain securities and commodities. These impacts could negatively affect the Fund’s investments in eligible portfolio companies that are economically tied to the applicable region, and include (but are not limited to) declines in value and reductions in liquidity. In addition, to the extent new sanctions are imposed or previously relaxed sanctions are reimposed (including with respect to countries undergoing transformation), complying with such restrictions may prevent the Fund from pursuing certain investments, cause delays or other impediments with respect to consummating such investments or divestments, require divestment or freezing of investments on unfavorable terms, render divestment of underperforming investments impracticable, negatively impact the Fund’s ability to achieve its investment objective, prevent the Fund from receiving payments otherwise due it, increase diligence and other similar costs to the Fund, render valuation of affected investments challenging, or require the Fund to consummate an investment on terms that are less advantageous than would be the case absent such restrictions. Any of these outcomes could adversely affect the Fund’s performance with respect to such investments, and thus the Fund’s performance as a whole.

Data Privacy Regulation. The U.S. is in a period of active consideration of additional data privacy and cybersecurity laws. These include the California Consumer Privacy Act (the “CCPA”), effective since January 1, 2020, and as amended by the amendments of the California Privacy Rights Act, effective January 1, 2023; the Virginia Consumer Data Privacy Act, enacted in 2021 and effective January 1, 2023; the New York SHIELD Act, aspects of which took effect on October 23, 2019 and March 21, 2020, respectively; a range of proposed additional laws in California, New York, Massachusetts, Texas, Washington and other states; and a range of proposed additional laws at the federal level. The cumulative effects of the CCPA and other recently adopted laws – and the likely effect of additional laws that might be enacted – include an increased ability of individuals, relative to companies, to control the use of their personal information; increased obligations of companies to maintain the security of personal information; and increased exposure to fines or damages for companies that do not accord individuals their specified privacy rights, that experience data breaches, or that do not maintain reasonable security safeguards, procedures, and practices. The Adviser will endeavor to maintain systems that promote compliance with the CCPA and other laws to the extent applicable to the Fund, both those laws adopted to date and those that will be adopted in the future, but there can be no assurance that these systems will be effective in mitigating the business impact of individuals’ increased privacy rights or in ensuring compliance with such laws. In the event of fines or damages due to noncompliance with such data privacy and cybersecurity laws, or related expenses such as the cost of investigation or legal defense, there will be a business impact on the Fund.

Sanctions Laws. Economic sanction laws in the United States and other jurisdictions prohibit the Adviser and the Fund from transacting with certain countries, individuals, and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities, and individuals. These types of trade sanctions significantly restrict or completely prohibit certain investment activities in regions outside the United States, and if the Fund or its portfolio companies were to violate any such laws or regulations, it could face significant legal and monetary penalties. Some of these regulations provide that penalties can be imposed on the Adviser and the Fund for the conduct of a portfolio company, even if such person has not violated any regulation.

Terrorism, Natural Disasters and Major Events. The threats of terrorist strikes, and the fear of prolonged global conflict have exacerbated volatility in the financial markets and caused consumer, corporate and financial confidence to weaken, increasing the risk of a “self-reinforcing” economic downturn. While new opportunities for investments in portfolio companies may arise in the insurance and reinsurance industries as a result of catastrophic events and financial market problems, the climate of uncertainty may have an adverse effect upon the portfolio companies in which the Fund makes investments. Economic and political uncertainty also increases the difficulty of modeling market conditions, which may reduce the accuracy of the Adviser’s financial projections. The performance of the portfolio companies in which the Fund makes investments may be affected by additional catastrophic events.

The performance of the portfolio companies in which the Fund invests may be affected by additional catastrophic events. A major disruption to the operations of the Fund and the portfolio companies in which the Fund invests as a result of force majeure events (including, without limitation, severe weather, earthquakes, landslides or other natural disasters, strikes or war or the outbreak of disease epidemics or pandemics or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.) may cause the Fund or its portfolio companies to suffer losses due to damage to the Fund or its portfolio companies’ operations as a result of any of the foregoing.

Emerging Growth Company Status. The Fund expects to qualify as an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of the Fund’s initial public offering of common equity securities, (ii) in which the Fund has total annual gross revenue of at least $1.235 billion, or (iii) in which the Fund is deemed to be a large accelerated filer, which means the market value of the Shares that is held by non-affiliates exceeds $700 million as of the last day of the Fund's most recently completed second fiscal quarter, and (b) the date on which the Fund has issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as the Fund remains an “emerging growth company,” it will likely take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). It is not possible to predict if prospective investors will find the Shares less attractive because the Fund will rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Fund may take advantage of such extended transition periods.

Because of the exemptions from various reporting requirements provided to the Fund as an “emerging growth company” and because the Fund may have an extended transition period for complying with new or revised financial accounting standards, the Fund may be less attractive to investors and it may be difficult for the Fund to raise additional capital as and when needed. Potential investors may be unable to compare the Fund with other companies in the same industry if they believe that the Fund’s financial accounting is not as transparent as other companies in the industry. If the Fund is perceived as being not as transparent as other companies in the industry, the Fund’s financial condition and results of operations may be materially and adversely affected.

Exchange Act Filing Requirements. The Fund is subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. The Exchange Act requires the Fund to file annual, quarterly and current reports with respect to the Fund’s business and financial condition which will cause the Fund to incur certain legal, accounting and other expenses. The Sarbanes-Oxley Act requires the Fund to maintain effective disclosure controls and procedures and internal control over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of the Fund’s disclosure controls and procedures and internal controls, significant resources and management oversight will be required. The Fund has implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on the Fund’s business, financial condition, results of operations and cash flows.

The systems and resources necessary to comply with public company reporting requirements will increase further once the Fund ceases to be an “emerging growth company” under the JOBS Act. As long as the Fund remains an emerging growth company, it intends to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”).

Because the Fund is subject to the reporting requirements under the Exchange Act, ownership information for any person who beneficially owns 5% or more of the Shares will have to be disclosed in a Schedule 13G, Schedule 13D or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC and includes having voting or investment power over the securities. In some circumstances, Shareholders who choose to reinvest their dividends may see their percentage stake in the Fund increase to more than 5%, thus triggering this filing requirement. Each Shareholder is responsible for determining their filing obligations and preparing the filings. In addition, Shareholders who hold more than 10% of a class of the Fund’s shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the Fund’s profits from the purchase and sale, or sale and purchase, of registered shares within a six-month period.

Internal Controls. The Fund will not be required to comply with certain requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404, and will not be required to comply with all of those requirements until the Fund has been subject to the reporting requirements of the Exchange Act for a specified period or the date the Fund is no longer an emerging growth company under the JOBS Act. Accordingly, the Fund’s internal control over financial reporting will not initially meet all of the standards contemplated by Section 404 that the Fund may eventually be required to meet. The Fund will need to undertake the process of building out its internal control over financial reporting and establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Fund.

Additionally, the Fund will undertake the process of documenting its internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of its internal control over financial reporting. Additionally, the Fund’s independent registered public accounting firm is required to formally attest to the effectiveness of the internal control over financial reporting when Section 404 is applicable. If the Fund is not able to adequately implement the requirements of Section 404, the Fund’s operations, financial reporting or financial results could be adversely affected. Matters impacting the Fund’s internal controls may cause the Fund to be unable to report its financial information on a timely basis and thereby subject the Fund to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and may result in a breach of the covenants under the agreements governing any of its financing arrangements, if any. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Fund and the reliability of its financial statements. Confidence in the reliability of the Fund’s financial statements could also suffer if the Fund were to report a material weakness in the Fund’s internal control over financial reporting, which could materially adversely affect the Fund.

Outside Statements. The Adviser and other affiliates of Sound Point and their respective directors, officers, Shareholders, partners, agents, members, consultants and employees have made, and may in the future make, oral and written statements or expressions of intent or expectation to investors in the Fund or their affiliates or acknowledge statements by such persons (“Outside Statements”) regarding the Fund, Sound Point and/or other affiliates of Sound Point’s activities pertaining thereto. These may include, for example, the anticipated or expected allocation and terms of co-investment opportunities, the anticipated or expected allocation of investment opportunities to the Fund generally and other topics often addressed in legally binding side letters. Although such Outside Statements are not legally binding, such Outside Statements may influence allocation and other decisions of the Adviser and other members or partners, as applicable, of Sound Point and their directors, officers, Shareholders, partners, agents, members, consultants and employees with respect to the operations and investment activities of the Fund and may influence a prospective investor’s decision as to whether to invest in the Fund. By virtue of not having the effect of establishing rights or otherwise providing benefit with respect to an investor in a manner which is in any material respect more favorable to such investor than those applicable to other investors, such Outside Statements will not be considered a side letter for the purposes of the Declaration of Trust. There can be no assurance that any such arrangements will not have an adverse effect on the Fund or any investor.

Litigation Risk. Financial performance of portfolio companies in which the Fund has invested may be affected from time to time by litigation such as contractual claims, occupational health and safety claims, public liability claims, environmental claims, industrial disputes, tenure disputes and legal action from special interest groups. Such litigation could materially reduce the value of the Fund’s investments. The performance of the Fund may also be affected in the event that litigation is commenced against one or more members or partners, as applicable, of Sound Point, which litigation may restrict such members or partners from performing their functions and duties in relation to the Fund. The Fund’s investment activities subject it to the normal risks of becoming involved in litigation by third parties. This risk is somewhat greater where the Fund exercises control or significant influence over a company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by the Fund and would reduce net assets.

Artificial Intelligence and Machine Learning Developments. Recent technological advances in artificial intelligence and machine learning technology (collectively, “Machine Learning Technology”), including OpenAI’s release of its ChatGPT application, pose risks to the Adviser, the Fund and the Fund’s portfolio companies. While the Adviser could utilize Machine

Learning Technology in connection with its business activities, including investment activities, the Adviser continues to evaluate the use of Machine Learning Technology by its personnel. The Adviser, the Fund and the Fund’s portfolio companies could be further exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties, whether or not known to the Adviser, also use Machine Learning Technology in their business activities. The Adviser will not be in the position to control the manner in which third-party products are developed or maintained or the manner in which third-party services are provided.

Use of Machine Learning Technology by any of the parties described in the previous paragraph could include the input of confidential information (including material non-public information) into Machine Learning Technology applications, resulting in such confidential information becoming part of a dataset that is accessible by other third-party Machine Learning Technology applications and users.

Independent of its context of use, Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error – potentially materially so – and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent that the Adviser, the Fund or the Fund’s portfolio companies are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could have adverse impacts on the Adviser, the Fund or the Fund’s portfolio companies. Machine Learning Technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

Systems Risk; Cyber Security Breaches and Identity Theft. The Fund and the Adviser rely extensively on computer programs and systems (and could rely on new systems and technology in the future) for various purposes, including trading, clearing, and settling transactions, evaluating certain investments, monitoring their portfolios and net capital, and generating risk management and other reports that are critical to oversight of the Fund’s activities. Certain of the Fund’s and the Adviser’s operations will be dependent upon systems operated by third parties, including prime brokers, administrators, market counterparties and their sub-custodians and other service providers, though the Adviser could perform certain of these functions internally in reliance on their own systems (the cost of which could be borne by the Fund). The Fund’s service providers could also depend on information technology systems that could or could not be controlled by them and, notwithstanding the diligence that the Fund could perform on its service providers, the Fund could not be able to verify the risks or reliability of such information technology systems.

The Fund, the Adviser, and their affiliates and their service providers are subject to risks associated with a breach in cybersecurity. Cybersecurity is a generic term used to describe the technology, processes and practices designed to protect networks, systems, computers, programs, and data from both intentional cyber-attacks and hacking by other computer users, as well as unintentional damage or interruption that, in either case, can result in damage and disruption to hardware and software systems, loss or corruption of data and/or misappropriation of confidential information. Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The Adviser and its service providers’ information and technology systems may be vulnerable to damage or interruption from computer viruses and other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes, and earthquakes.

Cybersecurity threats may involve unauthorized access to sensitive information, including, without limitation, information regarding the Adviser’s or the Fund’s investment activities, or could render data or systems unusable, any of which could result in significant losses. Any cybersecurity attacks against the Adviser, the Fund, or the Fund’s portfolio companies could lead to the loss of sensitive information essential to such entity’s operations, could have a material adverse effect on such entity’s reputations, financial positions or cash flows, could lead to financial losses from remedial actions or loss of business, or could lead to potential liability. Neither the Adviser nor the Fund control the cybersecurity plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to the Adviser and the Fund, each of whom could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, attempts to induce Sound Point personnel (or third-party agents) to provide data or payments under false pretenses (e.g., via a falsified email), unauthorized release of confidential or otherwise protected information, including personal information relating to the Fund, and corruption of data, and other electronic security breaches could lead to disruptions in critical systems, potentially resulting in further harm and could require the Adviser, the Fund, or any such portfolio Fund to make a significant investment to fix or replace such systems. Cyberattacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on systems or websites, rendering them unavailable. If unauthorized parties gain access to such information and technology systems, they could be able to steal, publish, delete, or modify private and sensitive information. If the information and technology systems of the Adviser and the Fund and their respective service providers are compromised, become inoperable for extended periods of time or cease to function properly, the Adviser, the Fund, and/or their service providers may have to make a significant investment to fix or replace such systems. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in the Adviser’s, the Fund’s, and/or a portfolio company’s operations and result in a failure to maintain the security, confidentiality, or privacy of sensitive data, including personal information relating to investors of the Fund (and their beneficial owners), material non-public information relating to, and the intellectual property and trade secrets of the Adviser, the Fund, and/or its portfolio companies. Such a failure or unauthorized disclosure of data could harm the Adviser, the Fund, and/or a portfolio company’s reputation, subject any such entity and their respective affiliates to legal claims, regulatory action, increased costs, financial losses, data privacy breaches or enforcement action arising out of applicable privacy or other laws and adverse publicity and otherwise affect their business and financial performance. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Assessment, Identification and Management of Cybersecurity Risks

The Fund has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Fund’s business is dependent on the communications and information systems of the Adviser and other third-party service providers. The Adviser manages the Fund’s day-to-day operations and maintains a written information security program and incident response capability designed to protect the confidentiality, integrity, and availability of the Adviser’s information systems and sensitive data, including as they relate to the Fund.

Oversight of Cybersecurity Risks

The Adviser has instituted a cybersecurity risk management program designed to identify, assess, and mitigate cyber risks applicable to the Fund. The cyber risk management program involves periodic risk assessments, implementation of security measures, and ongoing monitoring of systems and networks on which the Fund relies. The Adviser evaluates the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including those that could impact the Fund.

The Fund relies on the Adviser to engage external experts, including cybersecurity consultants, assessors, and auditors to support cybersecurity assessments, testing, training, and vendor due diligence, including those applicable to the Fund.

The Fund relies on the Adviser’s risk management program and processes, which include cyber risk assessments. The Fund depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Fund relies on the expertise of information technology, legal, compliance, and operations personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with the Fund’s use of such entities, including third parties that may have access to systems or data used in connection with the Fund.

Board Oversight of Cybersecurity Risks

The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Fund’s Chief Compliance Officer and the Adviser’s Head of Information Technology regarding the overall state of the Adviser’s information security program, information on the current threat landscape, risks from cybersecurity threats, and any cybersecurity incidents impacting the Fund. Where appropriate, these updates reflect input from the Adviser’s cross-functional cybersecurity governance group described below.

Management’s Role in Cybersecurity Risk Management

The Adviser’s Head of Information Technology leads the day-to-day administration of the cybersecurity program applicable to the Fund and serves as the functional equivalent of a chief information security role for the organization. The Adviser’s cybersecurity governance and oversight is supported by a cross-functional Cybersecurity Task Force, which includes senior leadership and representatives from finance, legal/compliance, operations, and information technology. The

Cybersecurity Task Force coordinates and maintains the Adviser’s written information security policies and procedures and reviews them at least annually.

The Adviser’s Head of Information Technology and supporting internal resources are responsible for implementing and operating the cybersecurity program applicable to the Fund, including enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture, and processes. The Fund’s Chief Compliance Officer oversees the Fund’s oversight function generally and coordinates with the Adviser’s information technology function and the Cybersecurity Task Force as needed to assist with assessing and managing material risks from cybersecurity threats that impact the Fund. The Adviser's CCO has worked in the financial services industry for over 20 years, during which time the Adviser's CCO has gained expertise in assessing risks to the Fund.

The Fund’s management is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Fund, including through the receipt of notifications from service providers and reliance on communications with information technology, legal, compliance, and operations personnel of the Adviser.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Fund are assessed on an ongoing basis, and how such risks could materially affect the Fund’s business strategy, operational results, and financial condition are regularly evaluated as part of the Adviser’s program. The Adviser’s processes include periodic risk assessments and the use of external expertise to support assessments, testing, training, and third-party/vendor due diligence.

During the reporting period, the Fund has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Fund believes have materially affected, or are reasonably likely to materially affect, the Fund, including its business strategy, operational results, and financial condition.

Item 2. Properties.

The Fund does not own any real estate or other properties materially important to the Fund’s operation or any of the Fund’s subsidiaries. The Fund’s headquarters are currently located at 375 Park Avenue, 34th Floor, New York, New York 10152. The Fund believes that its current office facilities are adequate to meet the Fund’s needs.

Item 3. Legal Proceedings.

From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Fund’s rights under contracts with the Fund’s portfolio companies or the Fund’s co-investors. While the outcome of these legal proceedings cannot be predicted with certainty, the Fund does not expect that these proceedings will have a material effect upon the Fund’s financial condition or results of operations. The Fund and the Adviser are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is currently no public market for the shares, and we do not expect one to develop in the future.

Shareholders

As of March 30, 2026, there were 67 holders of record of Shares.

On November 20, 2025, the Adviser acquired 400 shares of the Fund’s Shares of beneficial interest (the “Shares”) at a price of $25.00 per share.

Share Issuances

The following table summarizes transactions in Shares of beneficial interest during the period ended December 31, 2025 (dollars in thousands):

Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Proceeds
November 20, 2025	400	$10
December 15, 2025	3,506,076	87,652
Total	3,506,476	$87,662

Distributions

The Fund intends to pay quarterly distributions to the Shareholders out of assets legally available for distribution. The Fund intends to elect to be treated as, and intends to qualify annually thereafter as, a RIC under Subchapter M of the Code. To obtain and maintain the Fund’s ability to be subject +to tax as a RIC, the Fund must, among other things, timely distribute to the Shareholders at least 90% of the Fund’s investment company taxable income for each taxable year. Please refer to Item 1. Business – Dividend Reinvestment Plan for further information regarding the Fund’s DRIP policy and Item 1. Business – Material U.S. Federal Income Tax Consequences for further information regarding the tax treatment of the Fund’s distributions and the tax consequences of the Fund’s retention of net capital gains. There were no distributions for the period ended December 31, 2025.

Reports to Shareholders

The Fund plans to furnish Shareholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent public accounting firm. Additionally, the Fund intends to continue to comply with the periodic reporting requirements of the Exchange Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Fund's financial condition and results of operations should be read in conjunction with the Fund's consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

This discussion contains forward-looking statements that involve substantial risks and uncertainties. The Fund's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Sound Point Direct Lending BDC is an externally managed, non-diversified closed-end management investment company regulated under the 1940 Act that has elected to be treated as a BDC. In addition, for tax purposes, the Fund intends to elect, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. The Fund is externally managed by the Adviser, an SEC-registered investment adviser with significant experience in private credit and direct lending markets.

The Fund’s investment objective is to generate current income and, to a lesser extent, capital appreciation through investments primarily in private middle market companies. The Fund may also generate income from capital gains on the sales of loans, debt and equity related securities, and various loan origination and other fees and dividends on direct equity investments. The Adviser will determine whether companies qualify as “middle market” in its sole discretion, and the Fund may from time to time invest in larger or smaller companies if an attractive opportunity presents itself.

As of December 31, 2025, the Fund’s portfolio was predominantly invested in U.S. dollar-denominated, first-lien senior secured debt instruments across a diversified set of industries, with an emphasis on first lien core middle market lending. The portfolio reflected a disciplined underwriting approach, conservative leverage at the borrower level, and an ongoing focus on covenant protection and downside risk mitigation.

Investments

The Fund received initial seed capital on November 20, 2025 and commenced investment operations on December 15, 2025, the date the Fund purchased the Initial Portfolio, and therefore does not have prior periods with which to compare the Fund's investment operating results for the period from March 14, 2025 through December 31, 2025.

The following summarizes the Fund's investment activity for the period from March 14, 2025 (inception) through December 31, 2025 (dollars in thousands):

For the period from March 14, 2025 (inception) through December 31, 2025
Investments purchased	$100,665
Net accretion of discount on investments	11
Net change in unrealized (appreciation) depreciation on investments	32
Investments sold or repaid	(995)
Balance as of December 31, 2025	$99,713

As of December 31, 2025, 100.0% of the first lien senior secured loan investments in the Fund's portfolio bore interest at floating rates. Given the current interest rate environment in the United States, Secured Overnight Financing Rate (“SOFR”) base rates are above the floors in effect as of quarter-end. Base rates on 100.0% of the loans in the portfolio exceed the stated floors. As of December 31, 2025, the weighted average spread over applicable SOFR for the Fund's senior secured loans outstanding was 3.72% and the weighted average contractual interest rate was 5.62%.

The following table shows the composition of the Fund's investment portfolio (dollars in thousands):

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$99,681	$99,713	100.00%
Total Investments at fair value	$99,681	$99,713	100.00%

The following is a summary of the industry classifications in which the Fund invested as of December 31, 2025 (dollars in thousands):

Industry Classification	Fair Value	Percentage of Total Investments (at Fair Value) as of December 31, 2025
Data Center / Other Commercial Services	$13,265	13.30%
HVAC Consulting & Distribution	10,526	10.56%
IT Services	10,250	10.28%
Industrial Products Distribution / After-Market Services	8,216	8.24%
Life Sciences	7,602	7.62%
Application Software	7,181	7.20%
Global Consumer Products	6,383	6.40%
Residential & Light Commercial HVAC	6,329	6.35%
Aerospace / MRO Services	6,001	6.02%
Transportation	5,331	5.35%
Healthcare & Pharmaceuticals	5,067	5.08%
Architectural & Engineering Services	3,723	3.73%
Roofing Services	3,353	3.36%
Supply Chain Equipment & Services	2,602	2.61%
Electrical Components & Equipment	1,911	1.92%
Dermatology	1,362	1.37%
Manufacturing	401	0.40%
Business Services	210	0.21%
Total	$99,713	100.00%

Portfolio Asset Quality

As part of the monitoring process, we regularly assess the risk profile of each of the Fund's investments and rate each of them based on an internal proprietary system that uses the categories listed below, which the Fund refers to as its investment performance risk rating. For any investment rated in Grades 4, 5 or 6, the Fund will increase its monitoring intensity, increase the Fund's interactions with its sub-advisors, where applicable, and prepare regular updates for the investment committee, summarizing current operating results and material impending events. The Fund monitors and, when appropriate, changes the investment ratings assigned to each investment in the Fund's portfolio. In connection with its valuation process, the Fund reviews these investment performance risk ratings on a quarterly basis. The investment performance risk rating system is described as follows:

Investment Performance Risk Rating	Investments at Fair Value
Grade 1	Investments that are performing above expectations

Grade 2	Investments that are performing within expectations, with risks that are neutral or favorable compared to risks at the time of origination. All new loans receive this rating

Grade 3	Investments that are performing below expectations and that require enhanced monitoring, but where no risk of loss is expected for interest, principal or dividends

Grade 4

Investments that are performing materially below expectations and that require close monitoring. Investments receiving this rating may be out of compliance with financial covenants; however, these investments are generally current with respect to interest and principal. There is a heightened risk of potential loss. Investments rated “4” or lower will remain on the Watch List until performance warrants upgrade and removal

Grade 5

Investments that are performing materially below expectations and for which risk has increased significantly since origination. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due, but generally not more than 180 days past due. Some loss of interest or dividend is expected, but no loss of principal

Grade 6

Investments that are performing substantially below expectations and whose risks have increased significantly since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent and/or a debt restructuring has occurred. Some loss of principal is expected

The Fund's investment performance risk ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or reflect or represent any third-party assessment of any of the Fund's investments.

In the event of a delinquency or a decision to rate an investment 4, 5 or 6, the Fund's investment committee will develop an action plan. Such a plan may require a meeting with a sub-advisor, where applicable, or the lender group to discuss reasons for the default and the steps management and the lender group are undertaking to address the under-performance, as well as amendments and waivers that may be required.

The following table shows the composition of the Fund's portfolio on the 1 to 6 investment performance rating scale (dollar amounts in thousands). Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial conditions, market conditions or developments, and other factors:

	December 31, 2025
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
1	$29,667	29.75%	6
2	56,115	56.28	11
3	13,931	13.97	2
4	—	—	—
5	—	—	—
6	—	—	—
Total	$99,713	100.00%	19

The following table presents the amortized cost of the Fund's performing and non-accrual investments as of December 31, 2025 (dollars in thousands):

	December 31, 2025
	Amortized Cost	Percentage
Performing	$99,681	100.0%
Non-accrual	-	-
Total	$99,681	100.0%

The following table presents the fair value of the Fund's performing and non-accrual investments as of December 31, 2025 (dollars in thousands):

	December 31, 2025
	Fair Value	Percentage
Performing	$99,713	100.0%
Non-accrual	-	-
Total	$99,713	100.0%

Results of Operations

The Fund commenced operations on December 15, 2025. The operating results consist primarily of organizational costs incurred from inception through the commencement of operations and other expenses including certain up front offering costs incurred related to the Fund's filings and share issuance.

For the period from March 14, 2025 (inception) through December 31, 2025, the Fund's operating results were as follows (dollars in thousands):

For the period from March 14, 2025 (inception) to December 31, 2025
Operating Results
Total investment income	$484
Interest Expense	(255)
Other Expense	(250)
Net unrealized and realized gain (loss)	32
Net Increase (decrease) in Net Assets before Organizational Expenses	$11
Organizational Expense	(660)
Net increase (decrease) in net assets resulting from operations	$(649)

Investment Income

On December 15, 2025, prior to its election to be regulated as a BDC under the 1940 Act, the Fund purchased certain portfolio investments (at fair value) in the amount of approximately $100 million (the “Initial Portfolio”). The Fund accrued investment income on the Initial Portfolio beginning December 15, 2025. For the period from December 15, 2025 to December 31, 2025, investment income was $0.5 million. We expect our portfolio to continue to grow as it raises capital through offerings and investment income to grow commensurately. The shifting environment in base interest rates may affect the Fund's investment income over the long term.

For the period from March 14, 2025 (inception) through December 31, 2025, the composition of the Fund's investment income was as follows (dollars in thousands):

For the period from March 14, 2025 (inception) to December 31, 2025
Investment Income
Interest income	$484
Total investment income	$484

Operating Expenses

For the period from March 14, 2025 (inception) through December 31, 2025, the composition of the Fund's operating expenses was as follows (dollars in thousands):

For the period from March 14, 2025 (inception) to December 31, 2025
Interest expense	$255
Administration expense	41
Management fees	29
Organization costs	660
Trustees’ fees	11
Professional fees	131
Custody expense	7
Other general and administrative expenses	31
Total expenses	$1,165

Other General and Administrative Expenses

Total expenses from March 14, 2025 (inception) through December 31, 2025 were $1.165 million consisting primarily of legal, formation and accounting fees incurred in connection with the organization of the Fund, and interest and debt financing expenses incurred in connection with the revolving credit facility, as well as professional fees. We anticipate formation costs to decrease in relation to our income as we continue to ramp up our portfolio.

Net Unrealized Appreciation or Depreciation on Investments

Unrealized appreciation (depreciation) for the period from March 14, 2025 (inception) through December 31, 2025 totaled approximately $0.03 million. This activity reflects the changes in fair value of investments as determined by the Board in compliance with the Fund's valuation policy.

Financial Condition and Outlook

As of December 31, 2025, the Fund is well positioned with a high quality diversified portfolio supported by recurring interest income from portfolio investments and access to leverage through its financing arrangements. Net leverage at the portfolio company level remained moderate, and the Adviser continued to monitor credit performance closely, particularly in light of evolving macroeconomic conditions and higher interest rate sensitivity among certain borrowers.

The Adviser believes that the Fund is well positioned to benefit from sustained demand for private credit solutions, particularly within core middle-market, where competition remains rational and underwriting standards are more robust. Looking ahead, the Fund expects to remain disciplined in capital deployment, prioritize income generation, and maintain a conservative risk posture as it seeks to deliver attractive risk-adjusted returns to Shareholders.

The Fund generates cash primarily from offerings of its securities and from cash flows from interest and fees earned from its investments and principal repayments and proceeds from sales of our investments. The Fund's primary use of cash is for investments in portfolio companies, payments of its expenses and payment of cash distributions to Shareholders.

As of December 31, 2025, the Fund had $52.7 million in cash and cash equivalents, $55 million of debt outstanding on its revolving credit facility, $12 million outstanding on its subscription line and $283 million total available on its financing facilities. See “Borrowings” below for additional information.

Share Issuances

The following table summarizes transactions in Shares of beneficial interest during the period ended December 31, 2025 (dollars in thousands):

Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Proceeds
November 20, 2025	400	$10
December 15, 2025	3,506,076	87,652
Total	3,506,476	$87,662

Financing Facilities

The following tables show the Fund's outstanding debt, collectively referred to as the "Financing Facilities," as of December 31, 2025 (dollars in thousands):

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$275,000	$54,971	$54,971	$220,029	$5,144
Subscription Financing Facility	75,000	12,000	12,000	63,000	63,000
Total	$350,000	$66,971	$66,971	$283,029	$68,144

Share Repurchase Program

The Fund has commenced a share repurchase program in which the Fund intends to repurchase, in each quarter, up to 5% of the Shares outstanding (either by number of Shares or aggregate net asset value) as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Fund and the best interest of Shareholders. As a result, share repurchases may not be available each quarter. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the Fund’s share repurchase program, to the extent the Fund offers to repurchase shares in any particular quarter, the Fund expects to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at the Fund’s discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining Shareholders across all shares. There were no repurchases for the period ending December 31, 2025.

Distributions

The Fund authorizes and declares distribution amounts per share of Shares of beneficial interest payable quarterly in arrears. There were no distributions during the period ended December 31, 2025.

Distribution Reinvestment Plan

The Fund has adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions declared on behalf of Shareholders who do not elect to receive their distributions in cash. As a result, if the Fund declares a cash distribution, then Shareholders who have not opted out of the Fund's distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating Shareholder’s account to three decimal places.

Related Party Transactions

We expect to enter into a number of business relationships with affiliated or related parties, including the Investment Advisory Agreement and expense support agreement.

In addition to the aforementioned agreements, we, the Fund’s Adviser and certain of the Fund’s Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Fund’s Adviser or its affiliates in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of the Fund’s business, we do not expect to have any off-balance sheet financings or liabilities.

Unfunded Commitments

The Fund’s investment portfolio may contain revolving line of credit or delayed draw commitments, which require the Fund to fund when requested by portfolio companies. As of December 31, 2025, the Fund had unfunded investment commitments in the aggregate par amount of $31.9 million. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements will require the Fund's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. The Fund considers the most significant accounting policies to be those related to its Investments, Revenue Recognition, Distributions, and Income Taxes. The Fund considers the most significant critical estimate to be the fair value measurement of investments.

Fair Value Measurement of Investments

Consistent with GAAP and the 1940 Act, the Fund conducts a valuation of its investments, pursuant to which the Fund's NAV is determined. Our investments are valued on a quarterly basis, or more frequently if required under the 1940 Act. The determination of fair value involves subjective judgments and estimates. The majority of investments are not quoted or traded in an active market and as such their fair values are determined using valuation techniques, primarily market yield, including prevailing credit spreads, as well as discounted cash flow analyses and other valuation methodologies as appropriate including transaction price on entry or market comparables analysis. The most significant inputs in these valuation methodologies are the market yields including applicable credit spreads and assumptions used in the discounted cash flow analyses. In determining these inputs, the Fund considers factors specific to the underlying portfolio companies, including financial performance, as well as observable market data, including current interest rates, prevailing credit spreads and other relevant market information. Accordingly, the notes to the Fund's financial statements express the uncertainty with respect to the possible effect of these valuations and any change in these valuations on the financial statements. For further details of the Fund's investments and fair value measurement accounting policy, see Note 2 “Significant Accounting Policies—Investments” and Note 5 “Fair Value Measurement.”

Recent Developments

The Fund declared a $0.60 per share dividend on March 17, 2026, with an ex-date of March 31, 2026 and payment date of April 20, 2026.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments do not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser, as the Valuation Designee, in accordance with our valuation policy, subject to the oversight of the Board and based on, among other things, the input of the independent third-party valuation firms engaged by the Valuation Designee. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Market Risk

The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility.

Interest Rate Risk

The Fund is subject to financial market risks, including changes in interest rates. The Fund plans to invest primarily in illiquid debt securities of private companies. Most of the Fund's investments will not have a readily available market price, and it will value these investments at fair value as determined in good faith by the Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. The Fund also funds a portion of its investments with borrowings and its net investment income will be affected by the difference between the rate at which the Fund invests and the rate at which we borrow. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Fund's net investment income.

The Fund regularly measures its exposure to interest rate risk. The Fund manages its interest rate exposure on an ongoing basis by comparing its interest rate-sensitive assets to its interest rate-sensitive liabilities. Based on that review, the Fund determines whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

As of December 31, 2025, 100% of the investments at fair value in the Fund's portfolio were at variable rates, subject to interest rate floors.

Assuming that the Fund's Consolidated Statement of Assets and Liabilities as of December 31, 2025 were to remain constant and that it took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments) (dollar amounts in thousands):

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (decrease) in Net Investment Income
Up 300 basis points	$3,950	$(1,649)	$2,301
Up 200 basis points	2,634	(1,099)	1,534
Up 100 basis points	1,317	(550)	767
Down 100 basis points	(1,317)	550	(767)
Down 200 basis points	(2,634)	1,099	(1,534)
Down 300 basis points	(3,950)	1,649	(2,301)

Although the Fund believes that this analysis is indicative of its existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in the Fund's portfolio and other business developments that could affect its net income. Accordingly, the Fund cannot assure you that actual results would not differ materially from the analysis above.

The Fund may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate the Fund's exposure to adverse fluctuations in interest rates, certain hedging transactions that the Fund may enter into in the future, such as interest rate swap agreements, may also limit its ability to participate in the benefits of lower interest rates with respect to the Fund's portfolio investments.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Sound Point Direct Lending BDC

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Sound Point Direct Lending BDC and its subsidiary (the “Fund”) as of December 31, 2025, and the related consolidated statements of operations, changes in net assets and cash flows for the period from March 14, 2025 (inception) to December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2025, and the results of its operations, changes in its net assets and its cash flows for the period from March 14, 2025 (inception) to December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 by correspondence with the custodian and agent banks; when replies were not received from agent banks, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 30, 2026

We have served as the Fund’s auditor since 2025.

SOUND POINT DIRECT LENDING BDC

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

December 31, 2025

ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments, at fair value (amortized cost of — $99,681)	$99,713
Cash	680
Cash equivalents	52,011
Interest receivable	162
Deferred offering costs	238
Deferred financing costs	2,531
Prepaid expenses and other assets	90
Total assets	$155,425

LIABILITIES
Debt	66,971
Interest payable	205
Due to affiliates	358
Management fees payable	29
Accrued professional fees	131
Accrued administration expense	41
Accrued expenses and other liabilities	677
Total liabilities	$68,412
Commitments and contingencies (Note 8)

NET ASSETS
Common shares, $0.001 par value, unlimited common shares authorized; 3,506,476 shares issued and outstanding at December 31, 2025)	$4
Paid-in capital in excess of par value	87,627
Accumulated net distributable earnings	(618)
Total Net Assets	$87,013
Total Liabilities and Net Assets	$155,425
Net Asset Value Per Share	$24.81

The accompanying notes are an integral part of these consolidated financial statements.

SOUND POINT DIRECT LENDING BDC

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except share and per share data)

For the period from March 14, 2025 (inception) to December 31, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$484
Total investment income	484
Expenses:
Organization costs	660
Interest expense	255
Professional fees	131
Administration expense	41
Management fees	29
Board of trustees' fees	11
Custody expense	7
Other general and administrative expenses	31
Total expenses	1,165
Net investment income (loss)	(681)

Realized and unrealized gain (loss) on investments:
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	32
Total net realized and unrealized gain (loss) on investments:	32
Net increase (decrease) in net assets resulting from operations	$(649)

Per share information - basic and diluted:
Net investment income (loss)	$(0.19)
Net increase (decrease) in net assets resulting from operations per share	$(0.19)
Weighted average shares outstanding (1)	3,506,476

(1) For the period from December 15, 2025 (commencement of operations) through December 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

SOUND POINT DIRECT LENDING BDC

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

For the period from March 14, 2025 (inception) to December 31, 2025
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$(681)
Total net change in unrealized appreciation (depreciation)	32
Net increase (decrease) in net assets resulting from operations	(649)

Increase in net assets resulting from capital share transactions:
Issuance of Common Shares of Beneficial Interest	87,662
Net increase in net assets resulting from capital share transactions	87,662

Total increase in net assets	87,013
Net assets, beginning of period	-
Net assets, end of period	$87,013

The accompanying notes are an integral part of these consolidated financial statements.

SOUND POINT DIRECT LENDING BDC

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands, except share and per share data)

For the period from March 14, 2025 (inception) to December 31, 2025
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$(649)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount and amortization of premium	(11)
Proceeds from sale of investments and principal repayments	995
Purchases of investments	(100,665)
Net change in unrealized (appreciation) depreciation on investments	(32)
Amortization of offering costs	22
Amortization of deferred financing costs	51
Changes in operating assets and liabilities:
Interest receivable	(162)
Management fees payable	29
Prepaid expenses and other assets	(90)
Due to affiliates	358
Accrued administration expense	41
Interest payable	205
Accrued professional fees	131
Accrued expenses and other liabilities	677
Net cash provided by (used in) operating activities	(99,100)
Cash flows from financing activities
Proceeds from issuance of shares	87,662
Borrowings	66,971
Deferred offering costs paid	(260)
Deferred financing costs paid	(2,582)
Net cash provided by (used in) financing activities	151,791
Net increase in cash and cash equivalents	52,691
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$52,691

The accompanying notes are an integral part of these consolidated financial statements.

SOUND POINT DIRECT LENDING BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2025

(in thousands, except share and per share data)

Portfolio Company (1)(2)(4)	Footnotes	Investment	Reference Rate and Spread (3)	Interest Rate (3)	Maturity Date	Par Amount/Shares	Amortized Cost	Fair Value	% of Net Assets(5)
Investments
Debt Investments
Aerospace / MRO Services
TurbineAero Inc.	(4)(6)	First Lien Debt - Term Loan	S + 5.75%	9.62%	10/21/2029	$6,001	$6,001	$6,001	6.90%
Total Aerospace / MRO Services							6,001	6,001	6.90%

Application Software
Upland Software, Inc.	(4)(6)	First Lien Debt - Term Loan	S + 6.00%	10.00%	7/25/2031	7,314	7,194	7,196	8.27%
Upland Software, Inc.	(4)(7)(8)	First Lien Debt - Revolver	S + 6.00%	—	7/25/2031	920	(15)	(15)	-0.02%
Total Application Software							7,179	7,181	8.25%

Architectural & Engineering Services
CSG Buyer Inc.	(4)(6)	First Lien Debt - Term Loan	S + 6.25%	10.09%	7/29/2029	3,723	3,723	3,723	4.28%
CSG Buyer Inc.	(4)(8)	First Lien Debt - Delayed Draw	S + 6.25%	—	7/29/2029	756	—	—	0.00%
CSG Buyer Inc.	(4)(8)	First Lien Debt - Revolver	S + 6.25%	—	7/29/2029	252	—	—	0.00%
Total Architectural & Engineering Services							3,723	3,723	4.28%

Business Services
BNP Associates Buyer Inc.	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.50%	8/19/2030	198	198	198	0.23%
BNP Associates Buyer Inc.	(4)(8)	First Lien Debt - Revolver	S + 5.50%	9.23%	8/19/2030	29	11	12	0.01%
Total Business Services							209	210	0.24%

Data Center / Other Commercial Services
C3 AcquisitionCo, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 6.00%	9.92%	11/26/2030	751	741	741	0.85%
C3 AcquisitionCo, LLC	(4)(6)	First Lien Debt - Term Loan	S + 6.00%	9.92%	11/26/2030	4,301	4,239	4,240	4.87%
C3 AcquisitionCo, LLC	(4)(6)(8)	First Lien Debt - Revolver	S + 6.00%	9.92%	11/26/2030	501	294	294	0.34%
C3 AcquisitionCo, LLC	(4)(7)(8)	First Lien Debt - Delayed Draw	S + 6.00%	—	11/26/2030	582	(8)	(8)	-0.01%
Salute Mission Critical Holdings LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.21%	9.13%	11/30/2029	7,998	7,998	7,998	9.19%
Salute Mission Critical Holdings LLC	(4)(8)	First Lien Debt - Delayed Draw	S + 5.21%	—	11/30/2029	2,919	—	—	0.00%
Total Data Center / Other Commercial Services							13,264	13,265	15.24%

Portfolio Company (1)(2)(4)	Footnotes	Investment	Reference Rate and Spread (3)	Interest Rate (3)	Maturity Date	Par Amount/Shares	Amortized Cost (9)	Fair Value	% of Net Assets(5)
Dermatology
SDG Management Co LLC	(4)(6)	First Lien Debt - Term Loan	S + 6.00%	10.10%	7/1/2028	$307	$307	$307	0.35%
SDG Management Co LLC	(4)(6)(8)	First Lien Debt - Delayed Draw	S + 6.00%	10.10%	7/1/2028	378	155	155	0.18%
SDG Management Co LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 6.00%	9.67%	7/1/2028	451	451	451	0.52%
SDG Management Co LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 6.00%	9.69%	7/1/2028	303	303	303	0.35%
SDG Management Co LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 6.00%	9.87%	7/1/2028	127	127	127	0.15%
SDG Management Co LLC	(4)(6)(8)	First Lien Debt - Revolver	S + 6.00%	9.79%	7/1/2028	76	19	19	0.02%
Total Dermatology							1,362	1,362	1.57%

Electrical Components & Equipment
Sens Intermediate Holdings LLC	(4)(6)	First Lien Debt - Term Loan	S + 4.75%	8.68%	3/10/2031	1,911	1,911	1,911	2.20%
Sens Intermediate Holdings LLC	(4)(8)	First Lien Debt - Delayed Draw	S + 4.75%	—	3/10/2031	680	—	—	0.00%
Sens Intermediate Holdings LLC	(4)(8)	First Lien Debt - Revolver	S + 4.75%	—	3/10/2031	453	—	—	0.00%
Total Electrical Components & Equipment							1,911	1,911	2.20%

Global Consumer Products
DRS Holdings III, Inc.	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	9.17%	11/1/2028	6,383	6,357	6,383	7.34%
DRS Holdings III, Inc.	(4)(7)(8)	First Lien Debt - Revolver	S + 5.25%	—	11/1/2028	343	(1)	-	0.00%
Total Global Consumer Products							6,356	6,383	7.34%

Healthcare & Pharmaceuticals
Par Excellence Holdings Inc.	(4)(6)	First Lien Debt - Term Loan	S + 5.00%	8.74%	9/3/2030	1,022	1,006	1,006	1.16%
Par Excellence Holdings Inc.	(4)(6)	First Lien Debt - Term Loan	S + 5.00%	8.77%	9/3/2030	4,140	4,075	4,076	4.68%
Par Excellence Holdings Inc.	(4)(7)(8)	First Lien Debt - Revolver	S + 5.00%	—	9/3/2030	965	(15)	(15)	-0.02%
Total Healthcare & Pharmaceuticals							5,066	5,067	5.82%

HVAC Consulting & Distribution
Ambient Enterprises Holdco LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	9.25%	6/30/2030	1,002	1,002	1,002	1.15%
Ambient Enterprises Holdco LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	9.25%	6/30/2030	278	278	278	0.32%
Ambient Enterprises Holdco LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	9.25%	6/30/2030	7,596	7,596	7,596	8.74%
Ambient Enterprises Holdco LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	9.09%	6/30/2030	1,239	1,239	1,239	1.42%
Ambient Enterprises Holdco LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.25%	9.25%	6/30/2030	89	89	89	0.10%
Ambient Enterprises Holdco LLC	(4)(6)(8)	First Lien Debt - Delayed Draw	S + 5.25%	8.92%	6/30/2030	1,714	322	322	0.37%
Ambient Enterprises Holdco LLC	(4)(8)	First Lien Debt - Delayed Draw	S + 5.25%	—	6/30/2030	2,070	—	—	0.00%
Ambient Enterprises Holdco LLC	(4)(8)	First Lien Debt - Revolver	S + 5.25%	—	12/8/2029	1,036	—	—	0.00%
Total HVAC Consulting & Distribution							10,526	10,526	12.10%

Portfolio Company (1)(2)(4)	Footnotes	Investment	Reference Rate and Spread (3)	Interest Rate (3)	Maturity Date	Par Amount/Shares	Amortized Cost (9)	Fair Value	% of Net Assets(5)
Industrial Products Distribution / After-Market Services
NWP Acquisition Holdings, LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.50%	11/21/2030	$5,828	$5,828	$5,828	6.70%
NWP Acquisition Holdings, LLC	(4)(6)(8)	First Lien Debt - Delayed Draw	S + 5.50%	9.50%	11/21/2030	3,261	2,388	2,388	2.74%
NWP Acquisition Holdings, LLC	(4)(8)	First Lien Debt - Revolver	S + 5.50%	—	11/21/2030	1,090	—	—	0.00%
Total Industrial Products Distribution / After-Market Services							8,216	8,216	9.44%

IT Services
Argano LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.50%	9.42%	9/13/2029	1,143	1,143	1,143	1.31%
Argano LLC	(4)	First Lien Debt - Delayed Draw	S + 5.50%	9.22%	9/13/2029	518	518	518	0.60%
Argano LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.42%	9/13/2029	8,589	8,589	8,589	9.87%
Argano LLC	(4)(8)	First Lien Debt - Revolver	S + 5.50%	—	9/13/2029	269	—	—	0.00%
Total IT Services							10,250	10,250	11.78%

Life Sciences
Life Science Intermediate Holdings, LLC	(4)(6)	First Lien Debt - Term Loan	S + 6.10%	9.94%	6/10/2027	1,726	1,726	1,726	1.98%
Life Science Intermediate Holdings, LLC	(4)(6)	First Lien Debt - Term Loan	S + 6.10%	9.94%	6/10/2027	987	987	987	1.13%
Life Science Intermediate Holdings, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 6.10%	9.94%	6/10/2027	592	592	592	0.68%
Life Science Intermediate Holdings, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 6.10%	9.94%	6/10/2027	305	305	305	0.35%
Life Science Intermediate Holdings, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 6.10%	9.94%	6/10/2027	305	305	305	0.35%
Life Science Intermediate Holdings, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 6.10%	9.82%	6/10/2027	1,839	1,839	1,839	2.12%
Life Science Intermediate Holdings, LLC	(4)(6)(8)	First Lien Debt - Delayed Draw	S + 6.10%	9.94%	6/10/2027	2,656	1,380	1,380	1.59%
Life Science Intermediate Holdings, LLC	(4)(6)(8)	First Lien Debt - Revolver	S + 6.10%	9.77%	6/10/2027	985	468	468	0.54%
Total Life Sciences							7,602	7,602	8.74%

Manufacturing
Alpha US Buyer LLC	(4)(6)	First Lien Debt - Term Loan	S + 4.75%	8.77%	4/4/2030	174	174	174	0.20%
Alpha US Buyer LLC	(4)(6)	First Lien Debt - Term Loan	S + 4.75%	8.59%	4/4/2030	114	114	114	0.13%
Alpha US Buyer LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 4.75%	8.59%	4/4/2030	101	101	101	0.12%
Alpha US Buyer LLC	(4)(6)(8)	First Lien Debt - Delayed Draw	S + 4.75%	8.57%	4/4/2030	89	12	12	0.01%
Alpha US Buyer LLC	(4)(8)	First Lien Debt - Revolver	S + 4.75%	—	4/4/2030	36	—	—	0.00%
Total Manufacturing							401	401	0.46%

Residential & Light Commercial HVAC
ResiXperts Holdco, LLC	(4)(7)(8)	First Lien Debt - Delayed Draw	S + 5.00%	—	5/2/2030	11,474	(151)	(149)	-0.17%
ResiXperts Holdco, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.00%	8.87%	5/2/2030	2,086	2,059	2,059	2.37%
ResiXperts Holdco, LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.00%	8.89%	5/2/2030	4,499	4,441	4,441	5.10%
ResiXperts Holdco, LLC	(4)(7)(8)	First Lien Debt - Revolver	S + 5.00%	—	5/2/2030	1,696	(22)	(22)	-0.03%
Total Residential & Light Commercial HVAC							6,327	6,329	7.27%

Portfolio Company (1)(2)(4)	Footnotes	Investment	Reference Rate and Spread (3)	Interest Rate (3)	Maturity Date	Par Amount/Shares	Amortized Cost (9)	Fair Value	% of Net Assets(5)
Roofing Services
OSR Opco LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.42%	3/15/2029	$2,452	$2,452	$2,452	2.82%
OSR Opco LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.50%	9.35%	3/15/2029	497	497	497	0.57%
OSR Opco LLC	(4)(6)(8)	First Lien Debt - Revolver	S + 5.50%	9.42%	3/15/2029	749	404	404	0.46%
Total Roofing Services							3,353	3,353	3.85%

Supply Chain Equipment & Services
Barcoding Inc.	(4)(6)	First Lien Debt - Term Loan	S + 5.75%	9.73%	9/1/2029	1,040	1,031	1,030	1.18%
Barcoding Inc.	(4)(6)	First Lien Debt - Term Loan	S + 5.75%	9.73%	9/1/2029	1,156	1,146	1,145	1.31%
Barcoding Inc.	(4)(6)	First Lien Debt - Delayed Draw	S + 5.75%	9.75%	9/1/2029	269	266	266	0.31%
Barcoding Inc.	(4)(6)(8)	First Lien Debt - Revolver	S + 5.75%	9.67%	9/1/2029	273	161	161	0.19%
Total Supply Chain Equipment & Services							2,604	2,602	2.99%

Transportation
Salt US Holdco LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.73%	9.73%	7/31/2029	4,544	4,544	4,544	5.23%
Salt US Holdco LLC	(4)(6)(8)	First Lien Debt - Delayed Draw	S + 5.73%	9.40%	7/31/2029	1,530	787	787	0.90%
Total Transportation							5,331	5,331	6.13%

Total Debt Investments							99,681	99,713	114.60%

Total Investments							99,681	99,713	114.60%

Cash Equivalents
BlackRock Liquidity Funds T-Fund Institutional Share Class		Money Market	N/A			52,011	52,011	52,011	59.77%
Total Cash Equivalents							52,011	52,011	59.77%

Total Investments and Cash Equivalents							$151,692	$151,724	174.37%

Liabilities in Excess of Other Assets								(64,711)	-74.37%

Net Assets								$87,013	100.00%

(1)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act.
(2)
The issuers of debt and equity held by the Fund is domiciled in the United States unless otherwise noted.
(3)
The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR”or “S”), which reset monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2025. As of December 31, 2025, effective rates for 1M S, 3M S, and 12M S were 3.69%, 3.65%, and 3.42%, respectively. Certain investments are subject to a SOFR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)
Investment valued using unobservable inputs (Level 3). See “Description of ASC 820 Fair Value Hierarchy” for more information.
(5)
Percentage is based on net assets of $87,013 as of December 31, 2025.
(6)
Denotes that all or a portion of the assets are owned by Sound Point Direct Lending BDC SPV LLC (“SPV I”). SPV I has entered into a senior secured revolving credit facility (the “SPV I Financing Facility”) on December 15, 2025. The lenders of the SPV I Financing Facility have a first lien security interest in substantially all of the assets of SPV I. Accordingly, such assets are not available to creditors of the Fund.

(7)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(8)
All, or a portion, of the position is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. For investments in delayed draw term loans and revolvers, the cost basis is adjusted for any market discount or original issue discount received on the total balance committed. As a result, the purchase of commitments not fully funded may result in a negative cost and fair value until funded.

The accompanying notes are an integral part of these consolidated financial statements.

SOUND POINT DIRECT LENDING BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. ORGANIZATION

Sound Point Direct Lending BDC (the “Fund”) is a Delaware statutory trust formed on March 14, 2025 ("inception"), commenced investment operations on December 15, 2025 and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund is structured as an externally managed, non-diversified closed-end management investment company and will be a non-exchange traded, perpetual-life BDC with a fiscal year end of December 31. In addition, for tax purposes the Fund intends to elect, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Sound Point Direct Lending BDC SPV LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund (“SPV”) was formed during the period ended December 31, 2025 and is consolidated from the date of its formation.

The Fund conducted the initial closing of its private placements on December 15, 2025 and commenced operations upon its closing, where it elected to be regulated as a BDC and file a Form 10 Registration Statement with the Securities and Exchange Commission (the “SEC”). The Fund will offer its shares in private placement transactions primarily to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) (and to certain non-U.S. persons under Regulation S under the Securities Act). Investors enter into subscriptions agreements and will fund their capital commitments through drawdowns as requested by the Fund in accordance with the terms of their subscription agreements.

The Fund’s investment objective is to generate current income and, to a lesser extent, capital appreciation through investments primarily in private middle market companies. The Fund may also generate income from capital gains on the sales of loans, debt and equity related securities, and various loan origination and other fees and dividends on direct equity investments. Sound Point Capital Management, LP, (the “Adviser”) will determine whether companies qualify as “middle market” in its sole discretion, and the Fund may from time to time invest in larger or smaller companies if an attractive opportunity presents itself.

The Fund will make investments primarily in debt instruments, including first-lien senior debt and unitranche facilities. Selectively, the Fund may also make investments in second lien debt, junior tranches of private securitizations, accounts receivable, asset-based lending, other unsecured debt instruments, and equity co investments. Typical middle market senior loans may be issued by middle market companies in the context of leveraged buyouts, acquisitions, debt refinancings, recapitalizations, and other similar private credit transactions or a combination of the foregoing. The Fund’s target credit investments typically have maturities between five and seven years. Additionally, the Fund may utilize derivatives for hedging purposes, although utilization of derivatives is not currently anticipated.

On November 20, 2025, the Adviser acquired 400 shares of the Fund’s common shares of beneficial interest, par value $0.001 per share (the “Shares”), at a price of $25.00 per share and was the Fund’s sole Shareholder until December 15, 2025, the date on which additional investors committed and contributed capital to the Fund and shares were issued in respect thereof.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Fund are necessary for the fair statement of the results for the periods presented. The Fund is an investment company and follows the accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services – Investment Companies (“ASC 946”).

Consolidation

As provided under ASC 946, the Fund will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Fund. Accordingly, the Fund consolidated the accounts of SPV I as of December 31, 2025. All intercompany balances have been eliminated.

Use of Estimates

Preparing financial statements in accordance with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, including the fair value of investments, and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Segment Reporting

In accordance with ASC 280 – Segment reporting, the Fund has determined that it operates through a single operating and reporting segment with the investment objectives to generate current income and, to a lesser extent, capital appreciation through direct origination of secured debt, unsecured debt and select equity investments. The chief operating decision maker (the “CODM”) is comprised of the Fund’s chief executive officer and chief financial officer. The CODM uses Net increase (decrease) in net assets from operations in the Fund’s Consolidated Statement of Operations to assess performance and allocate resources. The evaluation and assessment of this metric is used in implementing investment policy decisions, managing the Fund’s portfolio, evaluation of the Fund’s distribution policy and assessing the performance of the portfolio. As the Fund’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statement of Assets and Liabilities as “Total assets” and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations.

Organizational and Offering Expenses

Organization costs consist of primarily legal, incorporation and accounting fees incurred in connection with the organization of the Fund. Organization costs are expensed as incurred and are shown in the Fund's Consolidated Statement of Operations.

Offering costs consist primarily of fees and expenses incurred in connection with the offering of Shares, as well as legal, printing and other costs associated with the preparation and filing of the registration statement and offering materials. Offering costs are recognized as a deferred charge, amortized on a straight-line basis over 12 months from the commencement of investment operations.

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash is carried at cost, which approximates fair value.

Cash equivalents include short-term highly liquid investments of sufficient credit quality that are readily convertible to known amounts of cash and have original maturities of three months or less. Cash equivalents are carried at cost which approximates fair value. Cash equivalents are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. At December 31, 2025, the Fund held $52.0 million of cash equivalents.

Valuation of Investments

Investments are valued in accordance with the fair value principles established by FASB ASC Topic 820, Fair Value Measurement (“ASC Topic 820”) and in accordance with the 1940 Act. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Fund considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access.

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Investments for which market quotations are readily available are typically valued at those market quotations. The Fund has retained external, independent valuation firms to provide data and valuation analyses on the Fund’s portfolio companies.

In accordance with Rule 2a-5 under the 1940 Act, the Board of Trustees of the Fund (the "Board") has designated the Adviser as the Fund’s “Valuation Designee.” The Adviser, with the assistance of the Adviser’s Valuation Committee, subject to oversight by the Board, is responsible for determining the fair value of the Fund’s investments in instances where there is no readily available market value. The Board determines the fair value of such investments in good faith using fair value methodologies including those set forth in ASC 820. In making such determinations, the Board undertakes a multi-step valuation process which includes, among other procedures, on a quarterly basis the following:

•
The Valuation Team of the Adviser performs an enterprise value analysis and bond-yield analysis, as applicable, for each investment, and gathers available third-party valuation data related to the investment. The Valuation Team’s analyses and conclusions are then documented in a preliminary valuation memo and discussed with the Investment Committee.
•
The Investment Committee, which is responsible for analyzing and reviewing the preliminary estimations of fair value provided by the Valuation Team, reviews the data and assumptions needed to apply the fair value methodologies selected by the Board and utilized by the Valuation Team in providing its preliminary estimates of fair value. The Investment Committee then supplements the preliminary valuation memo to reflect any comments.
•
Valuation documentation, including the Valuation Team’s preliminary valuation memo and ASC 820 memo, are provided to the Audit Committee and the Board quarterly.
•
The Audit Committee recommends, and the Board determines, the fair value of each investment for which market quotations are not readily available in good faith.

The Fund and Board apply a valuation policy that has been approved by the Board and is consistent with ASC 820. Consistent with the valuation policy, the Board evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. The types of factors that may be considered in determining the fair values of the Fund’s investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates, precedent transactions and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by the Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments.

Investment Transactions and Related Investment Income

The Fund records its investment transactions on a trade date basis, which is the date when the Fund assumes the risks for gains and losses related to that instrument. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income.

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Interest and dividend income are presented net of withholding tax, if any.

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount or shares (if equity) of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Fund believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, respectively.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Deferred Financing Costs

Deferred financing costs incurred in connection with SPV I’s revolving credit facility are capitalized as deferred financing costs on the Consolidated Statement of Assets and Liabilities. Such costs are presented as an asset and are amortized to interest expense on a straight-line basis over the contractual term of the revolving facility.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires enhanced disaggregation of certain expense captions presented on the income statement into specified natural expense categories within the notes to the financial statements. The guidance does not affect the recognition or measurement of expenses and is effective for annual periods beginning after December 15, 2026; the Fund is currently evaluating the impact on its disclosures.

Income Taxes

The Fund intends to elect to be treated, and intends to qualify each taxable year thereafter, as a RIC under the Code. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s Shareholders and would not be reflected in the consolidated financial statements of the Fund.

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more- likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

To qualify for and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its Shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax exempt income. The Fund intends to make the requisite distributions to its Shareholders, which will generally relieve the Fund from corporate-level income taxes.

In addition, as a RIC the Fund is subject to a 4% nondeductible federal excise tax on undistributed income unless the Fund distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one- year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Fund that is subject to corporate income tax is considered to have been distributed. To the extent that it determines that estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Fund will accrue excise taxes, if any, on estimated undistributed taxable income.

Distributions

The amount of any distributions the Fund may make on the Shares is uncertain. The Fund may not be able to pay distributions, or be able to sustain distributions at any particular level, and the Fund’s distributions per share, if any, may not grow over time, and the Fund’s distributions per share may be reduced. The Fund has not established any limit on the extent to which it may use borrowings, if any, and the Fund may use offering proceeds to fund distributions (which may reduce the amount of capital the Fund ultimately invests in portfolio companies).

Subject to the Board’s discretion and applicable legal restrictions, the Fund generally intends to authorize and declare cash distributions on a quarterly basis and pay such distributions on a quarterly basis. The Fund expects to pay distributions out of assets legally available for distribution. However, the Fund cannot assure Shareholders that the Fund will achieve investment results that will allow the Fund to make a consistent targeted level of cash distributions or year-to-year increases in cash distributions. The Fund’s ability to pay distributions might be adversely affected by the impact of the risks described herein. In addition, the inability to satisfy the asset coverage test applicable to the Fund as a BDC under the 1940 Act can limit the Fund’s ability to pay distributions. Distributions from offering proceeds also could reduce the amount of capital the Fund ultimately invests in debt or equity securities of portfolio companies. The Fund cannot assure Shareholders that the Fund will pay distributions to Shareholders in the future.

Distributions on the Shares may exceed the Fund’s taxable earnings and profits, particularly during the period before the Fund has substantially invested the net proceeds from this offering. Therefore, portions of the distributions that the Fund pays may represent a return of capital to Shareholders. A return of capital is a return of a portion of Shareholders’ original investment in the Fund’s Shares. As a result, a return of capital will (i) lower Shareholders’ tax basis in their shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, and (ii) reduce the amount of funds the Fund has for investment in portfolio companies. The Fund has not established any limit on the extent to which the Fund may use offering proceeds to fund distributions.

The Fund may pay distributions from offering proceeds in anticipation of future cash flow, which may constitute a return of Shareholders’ capital and will lower Shareholders’ tax basis in their shares, thereby increasing the amount of capital gain (or decreasing the amount of capital loss) realized upon a subsequent sale or redemption of such shares, even if such shares have not increased in value or have, in fact, lost value. Distributions from offering proceeds also could reduce the amount of capital the Fund ultimately has available to invest in portfolio companies.

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

The Fund entered into an Investment Advisory Agreement with the Adviser on December 15, 2025 (the “Investment Advisory Agreement”). Subject to the overall supervision of the Board, the Adviser will provide investment advisory and management services to the Fund. For providing these services, the Adviser will receive fees from the Fund consisting of a base management fee and an incentive fee. The cost of the management fee and the incentive fee will ultimately be borne by the Fund’s Shareholders. The Investment Advisory Agreement may be terminated by the Fund without penalty upon not less than 60 days’ written notice to the Adviser and by the Adviser upon not less than 90 days’ written notice to the Fund.

Base Management Fee

Under the Investment Advisory Agreement, the Fund pays to the Adviser an asset-based fee (the “Base Management Fee”) for management services in an amount equal to an annual rate of 0.625% of the average value of the Fund’s gross assets at the end of the two most recently completed quarters. Gross assets mean the Fund’s total assets, determined on a consolidated basis in accordance with U.S. GAAP, including assets purchased with borrowed funds or other forms of leverage, but excluding cash and cash equivalents (“Gross Assets”). The Base Management Fee will be calculated and payable quarterly in arrears. The Base Management Fee for any partial quarter will be appropriately pro-rated. The initial payment of the Base Management Fee shall be calculated based on the average Gross Assets as of the date of execution of the Investment Advisory Agreement, including, for the avoidance of doubt, assets acquired on such date, and the end of the fiscal quarter in which the Investment Advisory Agreement was executed.

Incentive Fee

The Incentive Fee will consist of two components: (i) an income-based incentive fee (the “Income Incentive Fee”) and (ii) a capital gains-based incentive fee (the “Capital Gains Incentive Fee”), each as defined below. Each component is independent of the other such that one component may be payable even if the other is not.

Income Incentive Fee

The Income Incentive Fee commences on the first fiscal quarter immediately following the three-year anniversary from the date of commencement of the Fund’s operations (the “Commencement Date”). The Income Incentive Fee will be paid quarterly in an amount equal to 12.5% of the amount by which the Pre-Incentive Fee Net Investment income for the quarter exceeds a hurdle rate of 1.50% (6.0% annualized) of the Fund’s net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision.

The Fund will pay the Adviser the Income Incentive Fee with respect to the Fund’s Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:

(1) no Income Incentive Fee for any calendar quarter in which the Fund’s Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;

(2) 100% of the Fund’s Pre-Incentive Fee Net Investment Income for any calendar quarter with respect to that portion of the Pre-Incentive Fee Net Investment Income for such quarter, if any, that exceeds the hurdle rate but is less than 1.714% (6.857% annualized); and

(3) 12.50% of the amount of the Fund’s Pre-Incentive Fee Net Investment Income for any calendar quarter with respect to that portion of the Pre-Incentive Fee Net Investment Income for such quarter, if any, that exceeds 1.714% (6.857% annualized).

“Pre-Incentive Fee Net Investment Income” means interest income, fee income, distribution/dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Fund receives from an investment) accrued during the calendar quarter, minus the Fund’s operating expenses for the quarter, including the Base Management Fee and expenses payable under the Administration Agreement (as defined below), but excluding any Incentive Fee. In the case of investment with a deferred interest feature, Pre-Incentive Fee Net Investment Income will include accrued income that the Fund has not yet received in cash such as original issue discount, debt instruments with payment-in-kind features.

Capital Gains Incentive Fee

Beginning with the end of the fiscal year commencing on January 1, 2029, the Fund will pay the Adviser the Capital Gains Incentive Fee in cash annually in arrears in an amount equal to 12.5% of (i) realized capital gains, if any, on a cumulative basis beginning January 1, 2029, less (ii) the sum of realized capital losses and unrealized capital depreciation beginning January 1, 2029, on a cumulative basis and previously paid Capital Gains Incentive Fees. Realized capital gains, realized capital losses, and unrealized capital depreciation with respect to the Fund’s portfolio through December 31, 2028 shall be excluded from the calculations of the Capital Gains Incentive Fee.

In accordance with U.S. GAAP, the Fund will accrue, but not pay, a portion of the Capital Gains Incentive Fee with respect to net unrealized appreciation. Under U.S. GAAP, the Fund is required to accrue an incentive fee based on capital gains that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the incentive fee based on capital gains, the Fund considers the cumulative aggregate unrealized capital appreciation in the calculation, since an incentive fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee payable under the Investment Advisory Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation.

Administration Agreement

The Fund entered into the Administration Agreement with Sound Point Administration LLC the (“Administrator”) on December 15, 2025 (the “Administration Agreement”), pursuant to which the Administrator furnishes the Fund with office facilities, equipment, and clerical, bookkeeping, and record-keeping services at such facilities. Under the Administration Agreement, the Administrator performs, or arranges for the performance of, the Fund’s required administrative services, which include being responsible for the financial records that the Fund is required to maintain and preparing reports to shareholders. In addition, the Administrator provides the Fund with accounting services, assists in determining and publishing NAV, oversees the preparation and filing of tax returns, monitors the Fund’s compliance with tax laws and regulations, and prepares, and assists with any audits by an independent public accounting firm of, the Fund’s financial statements. The Administrator is also responsible for the printing and dissemination of reports to the Fund's Shareholders. It provides support for the Fund’s investor relations, generally oversees the payment of expenses and the performance of administrative and professional services rendered to the Fund by others and provides such other administrative services as may be designated from time to time.

The Fund’s allocable portion of such total compensation is based on an allocation of the time spent on the Fund relative to other matters. To the extent permitted by applicable law, the Administrator may elect to defer or waive all or a portion of its fees for a specified period of time. To the extent the Administrator outsources any of its functions, the Fund pays the fees on a direct basis, without profit to the Administrator. Additionally, the Fund is also responsible for its allocable portion of the costs of compensation and related expenses of the Fund’s chief compliance officer, chief financial officer, chief operating officer and their respective support staff.

All investment professionals of the Adviser and their respective staffs, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser.

Certain accounting and other administrative services may be delegated by the Administrator to select sub-administrators. The Administration Agreement may be terminated by the Fund without penalty upon not less than 60 days’ written notice to the Administrator and by the Administrator upon not less than 90 days’ written notice. The Administration Agreement will remain in effect if approved by the Board, including by a majority of the Fund's independent trustees, on an annual basis. The Administrator has entered into a sub-administration agreement with U.S. Bank Global Fund Services to provide the Fund with certain fund administration and bookkeeping services.

Due to Affiliates

Due to affiliates consists of amounts payable to the Fund’s Adviser and its affiliates for expense reimbursements due under agreements entered into in the ordinary course of business. Such amounts are generally settled on a current basis and are included in liabilities in the accompanying Consolidated Statement of Assets and Liabilities.

Co-Investment Activity

The Fund may participate in co-investment transactions with certain affiliates and other funds managed by the Adviser or its affiliates, subject to compliance with applicable law and any relevant exemptive relief granted by the U.S. Securities and Exchange Commission. The Adviser allocates such investment opportunities among the Fund and other participating accounts in accordance with its allocation policies and procedures.

Initial Purchase

Prior to its election to be regulated as a BDC, the Fund entered into a purchase and sale agreement on December 15, 2025 with certain affiliated Sound Point funds pursuant to which it acquired a portfolio of directly originated middle-market loan investments in exchange for cash consideration equal to the aggregate fair value of the assets transferred, as determined in accordance with GAAP, and the assumption of related unfunded lending commitments. The initial portfolio purchase of approximately $132.5 million gross commitments was funded through proceeds from the private offering of Shares and borrowings under the Fund’s credit facility.

4. INVESTMENTS

The following is a summary of the composition of the Fund’s investment portfolio at cost and fair value as of December 31, 2025:

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$99,681	$99,713	100.00%
Total Investments at fair value	$99,681	$99,713	100.00%

The following is a summary of the industry classification of the portfolio companies in which the Fund was invested in as of December 31, 2025:

Industry Classification	Fair Value	Percentage of Total Investments (at Fair Value) as of December 31, 2025
Data Center / Other Commercial Services	$13,265	13.30%
HVAC Consulting & Distribution	10,526	10.56%
IT Services	10,250	10.28%
Industrial Products Distribution / After-Market Services	8,216	8.24%
Life Sciences	7,602	7.62%
Application Software	7,181	7.20%
Global Consumer Products	6,383	6.40%
Residential & Light Commercial HVAC	6,329	6.35%
Aerospace / MRO Services	6,001	6.02%
Transportation	5,331	5.35%
Healthcare & Pharmaceuticals	5,067	5.08%
Architectural & Engineering Services	3,723	3.73%
Roofing Services	3,353	3.36%
Supply Chain Equipment & Services	2,602	2.61%
Electrical Components & Equipment	1,911	1.92%
Dermatology	1,362	1.37%
Manufacturing	401	0.40%
Business Services	210	0.21%
Total	$99,713	100.00%

The following is a summary of the geographical concentration of the Fund’s investment portfolio as of December 31, 2025:

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
United States	$99,681	$99,713	100.00%
Total	$99,681	$99,713	100.00%

5. FAIR VALUE MEASUREMENTS

The following fair value hierarchy table sets forth the Fund’s investments by level as of December 31, 2025:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$99,713	$99,713
Total non-controlled/non-affiliated investments	—	—	99,713	99,713
Money Market(1)	52,011	—	—	52,011
Total Investments at fair value	$52,011	$—	$99,713	$151,724

(1)
Cash equivalents balance represents amounts held in the interest-bearing money market fund – BlackRock Liquidity Funds T-Fund Institutional Share Class as of December 31, 2025.

The following table provides a reconciliation of the beginning and ending balances of the Fund’s investments at fair value that use Level 3 inputs for the period from March 14, 2025 (inception) through December 31, 2025:

	First Lien Debt	Total Investments
Fair value, beginning of period	$—	$—
Purchases	100,665	100,665
Net accretion of discounts (amortization of premium)	11	11
Sales, repayments and paydowns	(995)	(995)
Transfers in	—	—
Transfers Out	—	—
Net unrealized gains (losses)	32	32
Balance as of December 31, 2025	$99,713	$99,713

Transfers of investments between levels in the fair value hierarchy are recorded at the beginning of the period. For the period from March 14, 2025 (inception) through December 31, 2025, there were no investments that transferred between levels.

Significant Unobservable Inputs

ASC 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The following table presents quantitative information about the significant unobservable inputs of the Fund’s Level 3 financial instruments as of December 31, 2025. This table is not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Fund’s determination of fair value.

	As of December 31, 2025
				Range
Investment	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
First Lien Debt	$75,871	Market Yield Analysis	Market Yield	8.57%	10.10%	9.46%
First Lien Debt	23,842	Transaction Price	N/A	N/A	N/A	N/A
Total	$99,713

Debt investments are generally valued using a discounted cash flow technique or market yield analysis, for which the significant inputs are the amount and timing of expected future cash flows, market yields and recovery assumptions. An increase in the discount rate or market yield would result in a decrease in the fair value. Other valuation methodologies are used as appropriate including transaction price on entry or market comparables analysis.

6. BORROWINGS

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025, the Fund’s asset coverage was 230%.

On December 15, 2025, SPV I entered into a senior secured revolving credit facility with JPMorgan Chase Bank, N.A. ("Revolving Credit Facility"), drawing approximately $54.97 million to facilitate the initial purchase of the Fund's portfolio. The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of SPV I.

Borrowings under the Revolving Credit Facility bear interest at the applicable reference rate (which is Term SOFR or the Base Rate, each as defined in the documents governing the SPV I Financing Facility) plus a 1.90% per annum margin, with an increased margin during events of default or when outstanding borrowings fall below required minimum funding thresholds.

As of December 31, 2025, the maximum borrowing capacity under the Revolving Credit Facility is $275 million with a maximum financing commitment available up to $425 million inclusive of two scheduled commitment increases totaling $150 million. The Revolving Credit Facility scheduled termination date is on December 15, 2030. As of December 31, 2025 the Fund had $54.97 outstanding on the Revolving Credit Facility. Under the Revolving Credit Facility, the Fund makes certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities.

On December 24, 2025, the Fund entered into a senior secured revolving credit facility with JPMorgan Chase Bank, N.A. (the “Subscription Financing Facility”). The Fund’s obligations under the Subscription Financing Facility are secured by, among other things, capital commitments of certain investors to purchase the Fund’s common shares. Borrowings under the Subscription Financing Facility bear interest at the applicable reference rate (which is Term SOFR or the Base Rate, each as defined in the documents governing the Subscription Financing Facility) plus a 1.85% per annum margin, with an increased margin during certain events of default.

As of December 31, 2025, the Subscription Financing Facility maximum financing commitment available is up to $75 million which matures on December 23, 2026, and may be extended for an additional period of up to 364 days, subject to the consent of JPMorgan Chase Bank, N.A. As of December 31, 2025 the Fund had $12 million outstanding on the Subscription Financing Facility.

The fair value of the Fund’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2025, approximates its carrying value because the Revolving Credit Facility and Subscription Financing Facility have variable interest based on selected short-term rates.

For the period from March 14, 2025 (inception) through December 31, 2025, the components of interest expense were as follows:

Period Ended December 31,
2025
Interest expense	$204
Amortization of deferred financing costs	51
Total Interest Expense	$255
Average debt outstanding (1)	57,088
Weighted average interest rate	7.67%

(1) For the period from December 15, 2025 (commencement of operations) through December 31, 2025.

The following summarizes the reconciliation of the carrying value of the borrowings as of December 31, 2025:

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$275,000	$54,971	$54,971	$220,029	$5,144
Subscription Financing Facility	75,000	12,000	12,000	63,000	63,000
Total	$350,000	$66,971	$66,971	$283,029	$68,144

(1)The unused portion is the amount upon which commitment fees, if any, are based. (2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.

7. NET ASSETS

Share Issuances

In connection with its formation, the Fund has the authority to issue an unlimited number of common shares of beneficial interest at $0.001 per share par value. On November 20, 2025, an affiliate of the Adviser subscribed for 400 shares of the Fund’s Shares of beneficial interest at $25.00 per share.

The following table summarizes transactions in Common Shares during the period ended December 31, 2025:

	Period Ended December 31,
	2025
	Shares	Amount
Subscriptions	3,506,476	$87,662
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	3,506,476	$87,662

Share Repurchase Program

The Fund has commenced a share repurchase program in which the Fund intends to repurchase, in each quarter, up to 5% of the Shares outstanding (either by number of Shares or aggregate net asset value) as of the close of the previous calendar quarter. The Fund’s Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Fund and the best interest of the Fund’s Shareholders. As a result, share repurchases may not be available each quarter. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the Fund’s share repurchase program, to the extent the Fund offers to repurchase shares in any particular quarter, the Fund expects to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at the Fund’s discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining Shareholders across all shares. There were no repurchases for the period ending December 31, 2025.

Distributions

The Fund authorizes and declares distribution amounts per share of beneficial interest payable quarterly in arrears. There were no distributions during the period ended December 31, 2025.

Distribution Reinvestment Plan

The Fund has adopted a distribution reinvestment plan, pursuant to which it will reinvest all cash distributions declared on behalf of the Fund's Shareholders who do not elect to receive their distributions in cash. As a result, if the Fund declares a cash distribution, then Shareholders who have not opted out of the distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating Shareholder’s account to three decimal places.

8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Fund may enter into contracts that provide a variety of general indemnifications. Any exposure to the Fund under these arrangements could involve future claims that may be made against the Fund. Currently, no such claims exist or are expected to arise and, accordingly, the Fund has not accrued any liability in connection with such indemnifications.

Capital Commitments

The Fund is structured as a drawdown vehicle. Investors have contractually committed capital to the Fund (the “Capital Commitments”), which is called by the Fund from time to time through capital calls to fund investments, expenses, interest, and other obligations in accordance with the Fund’s governing documents. As of December 31, 2025, aggregate Capital Commitments totaled $461.3 million, of which $373.7 million remained undrawn.

Unfunded Commitments

The Fund may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances, for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies.

As of December 31, 2025, the Fund has the following unfunded commitments to portfolio companies:

December 31, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment
Ambient Enterprises Holdco LLC	First Lien Debt - Delayed Draw	6/30/2030	$1,392
Ambient Enterprises Holdco LLC	First Lien Debt - Revolver	12/8/2029	1,036
Ambient Enterprises Holdco LLC	First Lien Debt - Delayed Draw	6/30/2030	2,070
Argano LLC	First Lien Debt - Revolver	9/13/2029	269
Alpha US Buyer LLC	First Lien Debt - Revolver	4/4/2030	36
Alpha US Buyer LLC	First Lien Debt - Delayed Draw	4/4/2030	76
BNP Associates Buyer Inc.	First Lien Debt - Revolver	8/19/2030	18
C3 AcquisitionCo, LLC	First Lien Debt - Delayed Draw	11/26/2030	582
C3 AcquisitionCo, LLC	First Lien Debt - Revolver	11/26/2030	201
CSG Buyer Inc.	First Lien Debt - Delayed Draw	7/29/2029	756
CSG Buyer Inc.	First Lien Debt - Revolver	7/29/2029	252
DRS Holdings III, Inc.	First Lien Debt - Revolver	11/1/2028	343
Life Science Intermediate Holdings, LLC	First Lien Debt - Revolver	6/10/2027	517
Life Science Intermediate Holdings, LLC	First Lien Debt - Delayed Draw	6/10/2027	1,276
NWP Acquisition Holdings, LLC	First Lien Debt - Delayed Draw	11/21/2030	872
NWP Acquisition Holdings, LLC	First Lien Debt - Revolver	11/21/2030	1,090
OSR Opco LLC	First Lien Debt - Revolver	3/15/2029	344
Par Excellence Holdings Inc.	First Lien Debt - Revolver	9/3/2030	965
ResiXperts Holdco, LLC	First Lien Debt - Delayed Draw	5/2/2030	11,472
ResiXperts Holdco, LLC	First Lien Debt - Revolver	5/2/2030	1,696
Salt US Holdco LLC	First Lien Debt - Delayed Draw	7/31/2029	742
Salute Mission Critical Holdings LLC	First Lien Debt - Delayed Draw	11/30/2029	2,919
SDG Management Co LLC	First Lien Debt - Delayed Draw	7/1/2028	224
SDG Management Co LLC	First Lien Debt - Revolver	7/1/2028	57
Sens Intermediate Holdings LLC	First Lien Debt - Delayed Draw	3/10/2031	680
Sens Intermediate Holdings LLC	First Lien Debt - Revolver	3/10/2031	453
Barcoding Inc.	First Lien Debt - Revolver	9/1/2029	109
Upland Software, Inc.	First Lien Debt - Revolver	7/25/2031	920
Total Unfunded Commitments			$31,367

9. INCOME TAXES

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on exited investments, if any; (3) temporary differences in the recognition of expenses for book and tax purposes; and (4) other non-deductible expenses.

The Fund makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the period ended December 31, 2025, permanent differences were as follows:

December 31, 2025
Undistributed net investment income (loss)	$—
Accumulated net realized gain (loss)	—
Paid in capital	(31)

During the period ended December 31, 2025, permanent differences were principally related to non-deductible offering costs.

The following reconciles the increase in net assets resulting from operations to taxable income for the period ended December 31, 2025:

December 31, 2025
Net increase (decrease) in net assets resulting from operations	$(649)
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	(32)
Expenses not currently deductible and income and realized losses not currently includable	656
Non-deductible expenses and income not includable	31
Taxable/distributable income	$6

The components of accumulated under-distributed (over-distributed) earnings as calculated on a tax basis for the taxable period ended December 31, 2025 is as follows:

December 31, 2025
Distributable ordinary income	$(618)
Distributable capital gains	—
Net unrealized (appreciation) depreciation	(32)
Other temporary book/tax differences	656
Total accumulated earnings (losses) - net	$6

Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized by the Fund may be carried forward indefinitely, and retain their character as short-term and/or long-term losses. Any such losses will be deemed to arise on the first day of the next taxable year. The Fund did not have any capital losses for the period ended December 31, 2025.

The cost and unrealized gain (loss) of the Fund’s investments, as calculated on a tax basis, at December 31, 2025 is as follows:

December 31, 2025
Tax cost	$99,681
Gross unrealized appreciation	32
Gross unrealized depreciation	—
Net unrealized investment appreciation (depreciation) on investments	$32

Management has analyzed the Fund’s tax positions taken, or to be taken, on federal income tax returns for all open tax years and has concluded that no provision for income tax is required in the Fund’s financial statements. The Fund’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

10. FINANCIAL HIGHLIGHTS

Below is the schedule of the Fund’s financial highlights:

Per Share Data:
Net assets, beginning of period	$—
Net investment income (loss)(1)	(0.19)
Net change in unrealized appreciation (depreciation) (1) (3)	0.00
Net increase (decrease) in net assets resulting from operations (1)	(0.19)
Issuance of common shares of beneficial interest	25.00
Total increase (decrease) in net assets	24.81
Net assets, end of period	$24.81
Common shares outstanding, end of period	3,506,476
Total return based on NAV (2)	(0.76)%
Ratio/Supplemental data:
Net assets, end of period	$87,013
Ratio of total expenses to average net assets(5)	1.34%
Ratio of net investment income (loss) to average net assets(5)	(0.78)%
Portfolio turnover rate (4)	1.00%
Supplemental Data:
Total capital commitments, end of period	$461,326
Ratio of total contributed capital to total committed capital, end of period	19.00%
Weighted average shares outstanding	3,506,476
Asset coverage ratio	230%

(1)
Per share amounts are calculated based on the weighted average shares outstanding during the period. Per share data is not annualized.
(2)
Total return based on NAV is calculated as the change in NAV per share during the period, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan. Return calculations are not annualized.
(3)
Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.
(5)
The ratios are not annualized.

11. SUBSEQUENT EVENTS

The Fund’s management has evaluated subsequent events through the date that the financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in the financial statements or accompanying notes except as discussed below.

The Fund declared a $0.60 per share dividend on March 17, 2026, with an ex-date of March 31, 2026 and payment date of April 20, 2026.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Fund and its accountant on any matter of accounting principles, practices, or financial statement disclosure, nor have there been any changes in the Fund’s accountant.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of the Fund's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Fund's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that the disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting.

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Fund's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Fund's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Board and its Leadership Structure

The Fund's business and affairs are managed under the direction of the Board. The responsibilities of the Board include, among other things, the oversight of the Fund's investment activities, oversight of the Fund's investment valuation process, oversight of its financing arrangements and corporate governance activities. The Board consists of four members, three of whom are not “interested persons” of the Fund or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Board. The Fund refers to these individuals as its Independent Trustees. Each Trustee will hold office until his or her death, resignation, retirement, disqualification or removal. The Board elects the Fund's executive officers, who serve at the discretion of the Board.

The Board’s role in management of the Fund is one of oversight. Oversight of the Fund’s investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of the Fund’s investment activities. The Board reviews risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with the Fund’s investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of the Fund’s investments.

The Board has established an Audit Committee and a Nominating and Governance Committee. The scope of each committee’s responsibilities is discussed in greater detail below. The Board may determine to form additional committees in the future.

Trustees

Information regarding the Board is as follows:

Name	Age	Position Held
Interested Trustees
Stephen Ketchum	64	Chair and Trustee
Independent Trustees
Joseph E. Casey	62	Trustee
John G. Martin	65	Trustee
Daniel J. Siracuse	42	Trustee

The address for each trustee is c/o Sound Point Direct Lending BDC, c/o Sound Point Capital Management, LP, 375 Park Avenue, 34th Floor, New York, New York 10152.

Executive Officers Who are Not Trustees

Information regarding the Fund's executive officers who are not Trustees is as follows:

Name	Age	Position
Andrew Eversfield	45	Chief Executive Officer
Daniel Fabian	44	Chief Financial Officer and Treasurer
Frederick C. Teufel, Jr	66	Chief Compliance Officer
Andrea Sayago	51	Secretary

The address for each executive officer is c/o Sound Point Direct Lending BDC, c/o Sound Point Capital Management, LP, 375 Park Avenue, 34th Floor , New York, New York 10152.

Biographical Information

The following is information concerning the business experience of the Board and executive officers. The Trustees have been divided into two groups—Interested Trustees and Independent Trustees. Interested Trustees are “interested persons” as defined in the 1940 Act.

Interested Trustees

Stephen Ketchum, Chair of the Board of Trustees

Mr. Ketchum is the Founder, Managing Partner and Chief Investment Officer of Sound Point Capital Management, LP, overseeing Sound Point’s investments across all fund offerings. In addition, Mr. Ketchum is the lead Portfolio Manager for the Sound Point Credit Opportunities Fund and several other accounts. Mr. Ketchum chairs the Management Committee and sits on most committees at Sound Point. Mr. Ketchum is Chairman of the Board of Directors and Chief Executive Officer of Sound Point Acquisition Corp I, Ltd, an affiliated special purpose acquisition company. A veteran with over 34 years’ experience in the credit markets, Mr. Ketchum founded Sound Point in 2008. Previously, he was Global Head of Media & Telecom Investment and Corporate Banking for Banc of America Securities (“BofA”), where he was a member of the Global Investment Banking Leadership Team. As Global Head of Media & Telecom Banking, Mr. Ketchum was responsible, together with a risk partner, for a multi-billion-dollar portfolio of bank and bridge loans. Prior to joining BofA, he was a Managing Director at UBS in the TMT Investment Banking Group. From 1990 to 2000, he was employed in the Investment Banking Department of Donaldson, Lufkin & Jenrette, most recently as a Managing Director. Mr. Ketchum is on the Board of Trustees of the New York Police & Fire Widows’ & Children’s Benefit Fund and the Museum of the City of New York. Mr. Ketchum earned a B.A. from New England College, magna cum laude, and an M.B.A. from the Harvard Business School.

Independent Trustees

Joseph E. Casey, Trustee

Mr. Casey is Co-Founder and Partner of Fulcrum Advisors, a strategic advisory firm serving leaders of asset management firms. Fulcrum helps clients drive scalable, profitable growth by serving as a catalyst for innovation, collaborative problem solving, and best practices that deliver enduring commercial impact. Previously, Mr. Casey was a Partner and Chief Operating Officer of HighVista Strategies, a multi-asset fund manager overseeing approximately $11 billion and, before that, the Head of Strategy at Denham Capital Management, a private equity platform initially formed at the Harvard Management Company. Mr. Casey has held direct investment roles in venture capital, growth equity, and middle markets buyouts. Mr. Casey began his career in various operating roles at Xerox Corporation and Intel Corporation. The depth of experiences and roles has enabled an effective focus on enhancing firm-wide strategy, organizational effectiveness, and operational impact. The resulting outcomes across prior firms were greatly enhanced capabilities, fewer risks, and increased managerial leverage. Mr. Casey received his BA from the College of the Holy Cross and an MBA from Harvard Business School.

John G. Martin, Trustee

Mr. Martin was a founding Partner of the original Antares Capital in 1996, a startup business based upon providing acquisition financing capital to the portfolio companies of Private Equity firms throughout North America. Over the course of 9+ years, Antares grew to become the largest provider of acquisition capital to Private Equity Sponsors in the middle market. In October 2005 Antares was acquired by GE Capital, and Mr. Martin became President and CEO of the newly branded GE Antares Capital. This resulted in the sale of the rebranded Antares Capital to CPPIB, the largest pension fund in Canada, which closed in August 2015. Mr. Martin joined Victory Park Capital Advisors, LLC in Chicago as a Senior Partner. Victory Park is a private capital manager specializing in providing credit to both emerging businesses and those established operating businesses often unable to access traditional sources of capital. Prior to founding Antares, Mr. Martin earned his BBA in Finance from Notre Dame in 1982. He began his career with Continental Illinois National Bank and spent two years with Citicorp’s Leveraged Finance business. He then worked as a senior executive of Heller Financial, earning 4 Chairman’s Club awards for outstanding performance. Mr. Martin now serves on the Board of the Executives Club of Chicago, is a member of the Economic Club of Chicago and a Director of the Western Golf Association. Mr. Martin also serves as a Board member of the Midtown Educational Foundation, the Center for American Entrepreneurship and is actively involved in a number of non-profit organizations in the Chicago area.

Daniel J. Siracuse, Trustee

Mr. Siracuse is Partner, Chief Financial Officer and Chief Operating Officer of Trumid Financial, a financial technology company that provides an electronic trading platform for fixed income securities and has been a member of the company’s leadership team since 2015. Mr. Siracuse oversees Trumid’s day-to-day strategy, investor relations, operations, and its finance, accounting, tax, legal, and compliance functions. In addition to leading Trumid’s financial and operational infrastructure, Mr. Siracuse plays a key role in shaping the firm’s corporate and commercial strategy. Before joining Trumid, Mr. Siracuse held senior strategy, operational, and financial roles at BlackRock and Credit Suisse, and served as Chief Financial Officer and Head of Strategy at a long/short equity hedge fund. Mr. Siracuse began his career at Silver Point Capital and holds a B.B.A. from the University of Notre Dame.

Executive Officers Who Are Not Trustees

Andrew Eversfield, Chief Executive Officer

Andrew Eversfield joined Sound Point in 2021 and is currently the Co-Head of Direct Lending. Mr. Eversfield was a Managing Director at CVCCredit Partners prior to Sound Point’s acquisition of their U.S. Direct Lending platform in June 2021. Prior to CVC Credit Partners, Mr. Eversfield was the Head of Investor Relations for GE’s Gas Power business. During his time at GE, Mr. Eversfield was selected for GE’s Corporate Leadership Staff and helda variety of senior level financial, sales, and platform leadership roles based in North America, Europe, and Africa. At GE, Mr. Eversfield spent much of his career in GE Antares Capital where he helped build the Senior Secured Loan Program and had investment selection and workout responsibility. Mr. Eversfield began his career in GE Capital’s Investment Analyst Program. Mr. Eversfield earned a B.B.A. in Finance, Investment, and Banking from the University of Wisconsin and an M.B.A. from Northwestern’s Kellogg School of Management.

Daniel Fabian, Chief Financial Officer

Mr. Fabian joined Sound Point in 2025 and currently serves as Global Chief Financial Officer. In this capacity, he serves on the firm’s Management Committee and plays a key role on multiple operations and risk committees. Prior to joining Sound Point, Mr. Fabian spent 14 years at Alcentra, serving in a range of executive roles including President, COO, and CFO. During his tenure, he oversaw the firm’s growth from $10 billion to$45 billion in assets and led all operational functions. Additionally, Mr. Fabian served on Alcentra’s Board of Directors and chaired the Executive Management Committee. Before Alcentra, Mr. Fabian began his career at KPMG in its Financial Services Assurance group, later transitioning to the Real Estate and Debt Advisory team. Mr. Fabian holds a BSc in Digital Business from the University of Nottingham and is a Fellow of the Institute of Chartered Accountants in England and Wales (ICAEW).

Frederick C. Teufel, Jr., Chief Compliance Officer

Mr. Teufel is a director at Vigilant LLC, serving clients in the Investment Management, Securities and Regulated Fund industries as chief financial officer and chief compliance officer, and has over 40 years of experience in the financial services industry, professional services firms and academia. He currently serves as CCO to six registered fund complexes, including 27 registered funds, and as PFO to three registered fund complexes. Mr. Teufel served in senior leadership roles at the world’s largest multinational investment management firm, as well as leadership and staff roles at one of the world’s largest global professional services firms and one of the world’s largest multinational investment banking and financial services companies. Mr. Teufel also taught Managerial and Financial Accounting, Auditing and Business Statistics at both the Graduate and Undergraduate level. Mr. Teufel earned a bachelor’s degree and MBA from Saint Joseph’s University, Philadelphia, PA. He is also a CPA in the State of Pennsylvania.

Other Officers

Andrea Sayago, Secretary

Ms. Sayago joined Sound Point in 2022 and is currently Chief Compliance Officer and Associate General Counsel. Prior to joining Sound Point, MS. Sayago spent 17 years at Cowen Investment Management, serving as Chief Compliance Officer since 2011. At Cowen, she managed and administered a compliance program covering a broad range of public market and private investment strategies across six affiliated registered investment advisors. Ms. Sayago began her career at Debevoise & Plimpton LLP, where she represented hedge fund sponsors in connection with the development, formation and operation of domestic and offshore hedge funds, fund of hedge funds and registered investment companies. Ms. Sayago earned a B.A. in Political Science from the University of Vermont and a J.D., magna cum laude, from New York Law School. Ms. Sayago is a member of the New York State bar.

Involvement in Certain Legal Proceedings

Mr. Siracuse served on the board of directors of a small venture company, Sober Grid, Inc., that filed a voluntary petition for relief under Chapter 7 of the U.S. Bankruptcy Code in Delaware in September 2023, and disposition (discharge not applicable) was determined by the court in March 2025.

Board Leadership and Structure

The Board monitors and performs an oversight role with respect to the Fund’s business and affairs, including with respect to the Fund’s investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of the Fund’s service providers. Among other things, the Board approves the appointment of the Adviser and officers, reviews and monitors the services and activities performed by the Adviser and executive officers, and approves the engagement and reviews the performance of the independent registered public accounting firm.

Under the Fund’s bylaws, the Board may designate a Chair to preside over the meetings of the Board and meetings of the Shareholders and to perform such other duties as may be assigned to him or her by the Board. The Fund will not have a fixed policy as to whether the Chair of the Board should be an Independent Trustee and desires to maintain the flexibility to select the Chair and reorganize the leadership structure, from time to time, based on criteria that are in the best interests of the Fund and its Shareholders at such times.

The Fund recognizes that different board leadership structures are appropriate for companies in different situations. The Fund intends to re-examine its corporate governance policies on an ongoing basis to ensure that they continue to meet its needs.

The Board’s Role in Risk Oversight

The Board performs its risk oversight function primarily through (a) its standing Audit Committee, which reports to the entire Board and is comprised solely of Independent Trustees, and (b) active monitoring by the Chief Compliance Officer of the Fund’s compliance policies and procedures.

As described below in more detail under “Committees of the Board,” the Audit Committee assists the Board in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing the internal audit staff, if any, accounting and financial reporting processes, the Fund’s valuation process (including the implementation of the Valuation Policy and supervision of the Valuation Designee), the Fund’s system of internal controls regarding finance and accounting and audits of the Fund’s financial statements.

The Board performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. The Board will annually review a written report from the Chief Compliance Officer discussing the adequacy and effectiveness of the Fund’s compliance policies and procedures and service providers. The Chief Compliance Officer’s annual report will address, at a minimum, (a) the operation of the Fund’s compliance policies and procedures and the Fund’s service providers’ compliance policies and procedures since the last report; (b) any material changes to such policies and procedures since the last report; (c) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (d) any compliance matter that has occurred since the date of the last report about which the Board would reasonably need to know to oversee the Fund’s compliance activities and risks. In addition, the Chief Compliance Officer will meet separately in executive session with the Independent Trustees at least once each year.

The Fund believes that the Board’s role in risk oversight will be effective, and appropriate given the extensive regulation to which the Fund will be subject to as a BDC. As a BDC, the Fund is required to comply with certain regulatory requirements that control the levels of risk in the Fund’s business and operations. For example, the Fund’s ability to incur indebtedness is limited such that the Fund’s asset coverage generally must equal at least 150% immediately after each time the Fund incurs indebtedness, the Fund generally has to invest at least 70% of its total assets in “qualifying assets” and the Fund is not generally permitted to invest, except in certain circumstances, in any portfolio company in which one of its affiliates currently has an investment.

The Fund recognizes that different board roles in risk oversight are appropriate for companies in different situations. The Fund intends to re-examine the manners in which the Board administers its oversight function on an ongoing basis to ensure that they continue to meet the Fund’s needs.

Committees of the Board

The Board has established an Audit Committee and a Nominating and Governance Committee, and may establish additional committees in the future. All trustees are expected to attend at least 75% of the aggregate number of meetings of the Board and of the respective committees on which they serve. The Fund requires each trustee to make a diligent effort to attend all Board and committee meetings as well as any annual meeting of the Shareholders.

Audit Committee

The Audit Committee is composed of all of the Independent Trustees. Mr. Siracuse serves as Chair of the Audit Committee. The Board has determined that Mr. Siracuse is an “audit committee financial expert” as that term is defined under

Item 407 of Regulation S-K, as promulgated under the Exchange Act. Mr. Casey, Mr. Martin, and Mr. Siracuse meet the current requirements of Rule 10A-3 under the Exchange Act. The Audit Committee operates pursuant to a charter approved by the Board, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to the Board regarding the valuation of the Fund’s investments; selecting the Fund’s independent registered public accounting firm; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of the Fund’s financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing the Fund’s annual audited financial statements and periodic filings; and receiving the Fund’s audit reports and financial statements.

Nominating and Corporate Governance Committee

The members of the Nominating and Governance Committee are the Trustees. Mr. Martin serves as Chair of the Nominating and Governance Committee. The Nominating and Governance Committee is responsible for selecting, researching and nominating trustees for election by the Shareholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and management.

The Nominating and Governance Committee seeks candidates who possess the background, skills and knowledge to make a significant contribution to the Board, the Fund and the Shareholders. In considering possible candidates for election as a trustee, the Nominating and Governance Committee takes into account, in addition to such other factors as it deems relevant, the desirability of selecting trustees who:

•
are of high character and integrity;
•
are accomplished in their respective fields, with superior credentials and recognition;
•
have relevant knowledge and experience upon which to be able to offer advice and guidance to management;
•
have sufficient time available to devote to the Fund’s affairs;
•
are able to work with the other members of the Board and contribute to the Fund’s success;
•
can represent the long-term interests of Shareholders as a whole; and
•
are selected such that the Board represents a range of backgrounds and experience.

The Nominating and Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying trustee nominees. In determining whether to recommend a trustee nominee, the Nominating and Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The Nominating and Governance Committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending trustee nominees. The Nominating and Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting trustee nominees is consistent with the goal of creating a board of trustees that best serves the Fund’s needs and the interests of the Shareholders.

Item 11. Executive Compensation.

Compensation of Executive Officers

The Fund does not currently have any employees and does not expect to have any employees. Each of the Fund’s executive officers is an employee of the Adviser and/or one of its affiliates. The Fund’s day-to-day investment operations are managed by the Adviser. Most of the services necessary for the origination and management of the Fund’s investment portfolio will be provided by investment professionals employed by the Adviser and/or its affiliates.

None of the Fund’s executive officers will receive direct compensation from the Fund. Certain of the Fund’s executive officers and other members of the Direct Lending Team, through their ownership interest in or management positions with the Adviser, may be entitled to a portion of any profits earned by the Adviser or its affiliates (including any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement). The Adviser or its affiliates may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to the Fund’s executive officers in addition to their ownership interest.

Compensation of Independent Trustees

The Independent Trustees’ annual fee is (i) $18,750 paid each quarter ($75,000 per year) until the first quarter in which the Fund’s net asset value equals $1,500,000,000 at the beginning of the applicable quarter; then (ii) $25,000 per quarter ($100,000 per year) for each subsequent quarter until the first quarter in which the Fund’s net asset value equals $3,000,000,000 at the beginning of the applicable quarter; then (iii) $37,500 ($150,000 per year) for each subsequent quarter in cash for service on the Board and Committees. The Independent Trustees also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending any meeting. No additional compensation is expected to be paid to the Interested Trustees with respect to the Fund.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Shareholder Matters.

As of January 30, 2026, there were 3,506,476 Shares outstanding. The following table sets forth information with respect to the expected beneficial ownership of Shares as of the date of this Annual Report by:

●	Each person known to us to be expected to beneficially own more than 5% of our outstanding Shares;

●	Each of our Trustees and executive officers; and

●	All of our Trustees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Shares subject to options that are currently exercisable or exercisable within 60 days as of the date of this Annual Report.

Name of Beneficial Owner	Number of Shares Owned Beneficially	Percentages of Class

AG Asset Strategies LLC	760,000	21.7%
Banco BTG Pactual S.A.	570,000	16.3%
Nationwide Life Insurance Company	559,998	16%
Nicola Private Debt Fund	456,000	13%
Liberty Mutual Holding Company Inc.	380,000	10.8%
Nationwide Mutual Insurance Company	279,999	8%
Interested Trustees(1)
Stephen Ketchum	0
Independent Trustees(1)
Joseph E. Casey	0
John G. Martin	0
Daniel J. Siracuse	0
Executive Officers who are not Trustees(1)
Andrew Eversfield	0
Daniel Fabian	0
Frederick C. Teufel, Jr.	0
Andrea Sayago	0
All Trustees and Executive Officers as a group	0

(1)	The address for each Trustee and Executive Officer is c/o Sound Point Direct Lending BDC, c/o Sound Point Capital Management, LP, 375 Park Avenue, 34th Floor, New York, New York 10152.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The discussion below enumerates certain actual and potential conflicts of interest. The Adviser can give no assurance that conflicts of interest will be resolved in favor of the Fund’s Shareholders. By acquiring Shares of the Fund, each Shareholder will be deemed to have acknowledged the existence of such actual and potential conflicts of interest, and to have consented thereto, and to have waived any claim in respect of the existence of any such conflict of interest.

Allocation of Time, Services or Functions. Sound Point’s Direct Lending Team and other employees of Sound Point will continue to devote such time and attention to their respective other present and future business activities and advisory relationships, including any other funds, vehicles, accounts, clients or arrangements formed, sponsored or managed by Sound Point or its affiliates, (each as defined below) (collectively, but for this purpose excluding the Fund, the “Other Sponsored Funds”), as is required to discharge their respective duties to them, and conflicts of interest may arise in allocating management time, services or functions among the Fund, on the one hand, and any other present and future business activities and advisory relationships, on the other hand. Other conflicts of interest may arise for the Adviser and the Direct Lending Team in connection with their management of Other Sponsored Funds, including certain transactions involving investments by the Fund and Other Sponsored Funds in the same portfolio company (including in respect of the timing, structuring and terms of such investments and disposition thereof). Also, in connection with prior investments by Other Sponsored Funds, Sound Point and/or their portfolio companies could enter into confidentiality, exclusivity, non-competition or similar agreements that would limit the ability of the Fund to pursue an investment in one or more companies. In addition, as a result of existing investments and activities, Sound Point and its investment team may from time to time acquire confidential information that they will not be able to use for the benefit of the Fund.

Compensation Arrangements. The Adviser and its affiliates, including the Fund’s officers and some of its trustees, may face conflicts of interest caused by compensation arrangements with the Fund and its affiliates, which could result in increased risk-taking by the Fund. The Adviser will receive fees from the Fund in return for its services, which may include certain management and incentive fees based on the amount of income or capital appreciation of the Fund’s investments. These fees could influence the advice provided to the Fund. Generally, the more equity the Fund sells and the greater the risk assumed by the Fund with respect to its investments, the greater the potential for growth in the Fund’s assets and profits, and, correlatively, the fees payable by the Fund to the Adviser. These compensation arrangements could affect the Adviser’s or its affiliates’ judgment with respect to recommending offerings of equity or the incurrence of debt and investments made by the Fund, which allow the Adviser to earn increased management fees.

As described in more detail below, the Incentive Fee payable by the Fund to the Adviser may create an incentive for the Adviser to incur additional leverage and to make investments on the Fund’s behalf that are risky or more speculative than would be the case in the absence of such compensation arrangements. The way in which the Incentive Fee is determined may encourage the Adviser to use leverage to increase the leveraged return on the Fund’s investment portfolio.

Incentive Fees. Commencing on the first fiscal quarter immediately following the three-year anniversary of the Commencement Date (commencement of operations upon the initial closing of private placements), the Fund will pay the Adviser an income-based incentive fee each quarter equal to 12.5% of the amount by which pre-incentive fee net investment income (see below) for the quarter exceeds a hurdle rate of 1.5% (6.0% annualized) of the Fund’s net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision. In such case, the Fund may be required to pay the Adviser an Incentive Fee for a fiscal quarter even if there is a decline in the value of the Fund’s portfolio or if the Fund incurs a net loss for that quarter.

Any Incentive Fee payable by the Fund that relates to the pre-Incentive Fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (PIK income). PIK income will be included in the pre-Incentive Fee net investment income used to calculate the Incentive Fee to the Adviser even though the Fund does not receive the income in the form of cash. If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the Incentive Fee will become uncollectible. The Adviser is not obligated to reimburse the Fund for any part of the Incentive Fee it received that was based on accrued interest income that the Fund never receives as a result of a subsequent default.

For U.S. federal income tax purposes, the Fund may be required to recognize taxable income in some circumstances in which the Fund does not receive a corresponding payment in cash and to make distributions with respect to such income to maintain the Fund’s tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, the Fund may have difficulty meeting the Annual Distribution Requirement (as described above) necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that the Fund is required to pay the Incentive Fee on income with respect to such accrued income. As a result, the Fund may have to sell some of its investments at times and/or at prices the Fund would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If the Fund is not able to obtain cash from other sources, the Fund may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

The Adviser. The Adviser will experience conflicts of interest in connection with the management of the Fund’s business affairs relating to and arising from a number of matters, including: the allocation of investment opportunities by the Adviser and its affiliates; compensation to the Adviser; services that may be provided by the Adviser and its affiliates to issuers in which the Fund invests; investments by the Fund and other clients of the Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by the Adviser; differing recommendations given by the Adviser to the Fund versus other clients even though such other clients’ investment objectives may be similar to the Fund’s; the Adviser’s use of information gained from issuers in the Fund’s portfolio for investments by other clients, subject to applicable law; and restrictions on the Adviser’s use of “inside information” with respect to potential investments by the Fund.

Specifically, the Fund may compete for investments with affiliated or funds that are advised by the Adviser and its affiliates, subjecting the Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on the Fund’s behalf. To mitigate these conflicts, the Adviser and its affiliates will seek to execute such transactions for all of the participating investment accounts, including the Fund, on a fair and equitable basis and in accordance with the Adviser’s investment allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate; each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.

Material, Non-Public Information. Certain members of the Direct Lending Team may from time to time serve on boards, investment, or similar governing committees of portfolio companies of the Fund or Other Sponsored Funds including those that engage in asset management. As a result thereof, Sound Point and its affiliates may from time to time acquire confidential or material non-public information that they will not be able to use for the benefit of the Fund, which may lead to the Fund not being able to initiate a transaction that it otherwise might have initiated and not being able to sell an investment that it otherwise might have sold. Also, in connection with prior investments by Other Sponsored Funds, Sound Point and/or such Other Sponsored Fund’s portfolio companies may enter into confidentiality, exclusivity, non-competition or similar agreements that may limit the ability of the Fund to pursue an investment in one or more companies. In addition, as a result of existing investments and activities, Sound Point and the Direct Lending Team may from time to time acquire confidential information that they will not be able to use for the benefit of the Fund. Furthermore, by reason of their responsibilities in connection with their other activities in general, certain Sound Point personnel may acquire confidential or material nonpublic information or be restricted from initiating transactions in certain securities. In those instances, the Fund will not be free to act upon any such information. Due to these restrictions, the Fund may not be able to initiate a transaction that it otherwise might have initiated and may not be able to sell a portfolio investment that it otherwise might have sold. Conversely, the Fund may not have access to material non-public information in the possession of Other Sponsored Funds which might be relevant to an investment decision to be made by the Fund, and the Fund may initiate a transaction or sell a portfolio investment which, if such information had been known to it, may not have been undertaken.

Conflicts of Interest Relating to Investments. The Fund does not expect to invest in, or hold securities of, companies that are controlled by the Adviser or an affiliate’s other clients. However, the Adviser or an affiliate’s other clients may invest in, and gain control over, one of the Fund’s portfolio companies. If the Adviser or an affiliate’s other client, or clients, gains control over one of the Fund’s portfolio companies, it may create conflicts of interest and may subject the Fund to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions, the Adviser may be unable to implement the Fund’s investment strategies as effectively as it could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, the Adviser may be unable to engage in certain transactions that it would otherwise pursue. In order to avoid these conflicts and restrictions, the Adviser may choose to exit such investments prematurely and, as a result, the Fund may forego any positive returns associated with such investments. In addition, to the extent that an affiliate’s other client holds a different class of securities than the Fund as a result of such transactions, interests may not be aligned.

Recommendations by the Adviser. The Adviser and its affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, the Fund even though such other clients’ investment objectives may be similar to the Fund’s, which could have an adverse effect on the Fund’s business, financial condition and results of operations.

Potential Merger with or Purchase of Assets of Another Fund. The Adviser may in the future recommend to the Board that the Fund merges with or acquires all or substantially all of the assets of one or more funds, including another Sound Point fund. The Fund does not expect that the Adviser would recommend any such merger or asset purchase unless it determines that it would be in the best interest of the Fund and its Shareholders, with such determination dependent on factors it deems relevant, which may include the Fund’s historical and projected financial performance and any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the Board and common equity holders of both funds. If the Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Adviser by the Fund and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to the Adviser as a result of managing a single, larger fund instead of two separate funds.

Service Providers. Certain advisors and other service providers, or their affiliates (including accountants, administrators, lenders, bankers, brokers, investment advisers, attorneys, consultants, custodians, investment or commercial banking firms and certain other advisors and agents) to the Fund or its portfolio companies may also provide goods or services to or have business, personal, political, financial or other relationships with Sound Point. Such advisors and service providers may be investors in the Fund or Other Sponsored Funds, affiliates of Sound Point, current or former portfolio companies of Other Sponsored Funds, sources of investment opportunities or co-investors or counterparties therewith. These relationships may influence Sound Point in deciding whether to select or recommend such a service provider to perform services for the Fund or a portfolio company (the cost of which will generally be borne directly or indirectly by the Fund or such portfolio company, as applicable). In certain circumstances, advisors and service providers, or their affiliates, may charge different rates or have different arrangements for services provided to Sound Point or its respective affiliates as compared to services provided to the Fund and its portfolio companies, which will result in more favorable rates or arrangements than those payable by the Fund or such portfolio companies.

In addition, the portfolio companies of the funds managed by Sound Point may transact business with (or otherwise provide services and/or products to) one another. Those same portfolio companies may also transact business with Sound Point or Sound Point’s funds, employees or affiliates (including, without limitation, certain portfolio companies of Other Sponsored Funds becoming Shareholders of the Fund, or portfolio companies of the Fund investing in Other Sponsored Funds). Such arrangements will generally be negotiated and executed at arm’s length, but certain factors may lead a portfolio company to pay higher fees in connection with the services and/or products provided as compared to other similar providers. Those factors include, without limitation, the complexity of the services and/or products being provided, the reputation of the portfolio company in providing such services and/or products, and the ability of the portfolio to meet specified time, budget or other constraints. Furthermore, Sound Point and/or the portfolio companies of the funds managed by it may enter into agreements collectively with vendors which provide products and services to Sound Point and/or the portfolio companies, generally in an effort to reduce costs and expenses. Sound Point may act as a host for the negotiation process associated with such agreements. Notwithstanding the foregoing, Sound Point acts solely as a liaison in connection with the evaluation of, and has no control over the entering into, definitive agreements by such portfolio companies. Any definitive agreements shall be executed solely by and between the applicable portfolio company and applicable counterparty, and such portfolio company (and not Sound Point, except where Sound Point is acting in its own capacity) shall be solely responsible for its obligations thereunder.

Valuation Matters. In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Fund’s “Valuation Designee.” The Adviser, with the assistance of the Valuation Committee, subject to oversight by the Board, is responsible for determining the fair value of the Fund’s investments in instances where there is no readily available market value. Investments for which market quotations are readily available may be priced by independent pricing services. The Fund has retained external, independent valuation firms to provide data and valuation analyses on the Fund’s portfolio companies.

The Fund’s investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by the Adviser and approved by the Board (the “Valuation Policy”) and, as a result, there is and will be uncertainty as to the value of the Fund’s portfolio investments. Under the 1940 Act, the Fund is required to carry its portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by the Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that the Fund intends to hold and make. The Fund’s investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, these investments are valued quarterly at fair value as determined in good faith in accordance with the Valuation Policy approved by the Board.

The determination of fair value, and thus the amount of unrealized appreciation or depreciation the Fund may recognize in any reporting period, is to a degree subjective, and the Adviser has a conflict of interest in making fair value determinations. The types of factors that may be considered in determining the fair values of the Fund’s investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates, precedent transactions and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with the Valuation Policy approved by the Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. The Fund’s NAV could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that the Fund ultimately realizes upon the disposal of such investments.

Operating Policies. The Board has the authority to modify or waive certain operating policies, investment criteria and strategies, in some cases without prior notice and without Shareholder approval. The Fund cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on its business, NAV, operating results and the value of its securities. However, the effects might be adverse, which could negatively impact the Fund’s ability to pay distributions and may cause Shareholders to lose all or part of their investment. Moreover, the Fund has significant flexibility in investing the net proceeds of its offering and may use the net proceeds from the offering in ways with which Shareholders may not agree.

Diverse Shareholders. The Shareholders are expected to include U.S. taxable and tax-exempt entities, and institutions from jurisdictions outside of the United States. Such Shareholders may have conflicting investment, tax and other interests with respect to their investments in the Fund. The conflicting interests of individual Shareholders may relate to or arise from, among other things, the nature of investments made by the Fund or the structuring of the acquisition of portfolio investments. As a consequence, conflicts of interest may arise in connection with decisions made by the Adviser, including in respect of the nature or structuring of investments, that may be more beneficial for one Shareholder than for another Shareholder, especially in respect of Shareholders’ individual tax situations. In selecting and structuring investments appropriate for the Fund, the Adviser will consider the investment and tax objectives of the Fund, rather than the investment, tax or other objectives of any Shareholder individually.

Other Transactions with Prospective and Actual Shareholders. Prospective investors should note that the Adviser and its affiliates from time to time engage in transactions with prospective and actual Shareholders or their affiliates that provide economic and business benefits to such Shareholders and the Adviser and its affiliates. Such transactions may be entered into prior to or coincident with a Shareholder’s admission to the Fund or during the term of their investment. The nature of such transactions can be diverse and may include benefits relating to the Fund and their portfolio companies. Examples include the ability to co-invest alongside the Fund, a broad range of commercial transactions in the ordinary course of business with such Shareholders, their affiliates and portfolio companies, and the purchase or disposition of interests to or from portfolio companies. In addition, the Adviser may acquire Shares from existing Shareholders without offering such secondary opportunities to the other Shareholders.

Arrangements with Sound Point. The Fund has entered into a license agreement with Sound Point, under which Sound Point granted the Fund a non-exclusive, royalty-free, non-perpetual license to use the name and trademark “Sound Point.” Under this agreement, the Fund has a right to use “Sound Point” for so long as the Fund is a majority affiliate of Sound Point and a private entity. Other than with respect to this limited license, the Fund will not have a legal right to the “Sound Point” name. In the event the license agreement is terminated, the Fund will be required to change its name and cease using “Sound Point” as part of the Fund’s name.

Item 14. Principal Accounting Fees and Services.

Audit Fees

PricewaterhouseCoopers LLP, New York, New York, has been appointed by the Board to serve as the Fund’s independent registered public accounting firm for the fiscal year ended December 31, 2025. The Fund knows of no direct financial or material indirect financial interest of PricewaterhouseCoopers LLP in the Fund.

Fees included in the audit fees category are those associated with the annual audit of the Fund’s consolidated financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

Audit-related fees are for any services rendered to the Fund that are reasonably related to the performance of the audits or reviews of the Fund’s consolidated financial statements (but not reported as audit fees). These services may include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and/or agreed-upon procedures.No audit-related fees were billed by PricewaterhouseCoopers LLP to the Fund for the year ended December 31, 2025.

No audit related fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Fund, for engagements directly related to the Fund’s operations and financial reporting, for the year ended December 31, 2025.

Tax Fees

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Fund’s tax returns and tax advice.

No tax fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Fund, for engagements directly related to the Fund’s operations and financial reporting, for the year ended December 31, 2025.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Fund, other than the services reported in “Audit Fees and Tax Fees” for the year ended December 31, 2025.

No other fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Fund, for engagements directly related to the Fund’s operations and financial reporting, for the year ended December 31, 2025.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the year ended December 31, 2025. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Fund’s operations or financial reporting.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Fund by PricewaterhouseCoopers LLP for professional services performed (dollars in thousands):

Year Ended December 31, 2025
Audit fees	$180
Audit-Related fees	—
Tax fees	35
All other fees	—
Total fees	$215

Pre-Approval of Audit and Non-Audit Services Provided to The Fund

The Audit Committee has established a pre‑approval policy that describes the permitted audit, audit‑related, tax and other services to be provided by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm. The policy requires that the Audit Committee pre‑approve the audit and non‑audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence. Any requests for audit, audit‑related, tax and other services that have not received general pre‑approval must be submitted to the Audit Committee for specific pre‑approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre‑approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee does not delegate its responsibilities to pre‑approve services performed by the independent registered public accounting firm to management.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
Documents filed as part of this report:

The following documents are filed as part of this annual report:

(1)
Financial Statements - Financial statements are included in Item 8. See the table of contents to the consolidated financial statements on page 61 of this annual report on Form 10-K.
(2)
Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements.
(3)
Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

(b)
Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Declaration of Trust(1)
3.2	Bylaws(1)
4.1	Subscription Agreement(1)
10.1	Investment Advisory Agreement between the Fund and the Adviser(1)
10.2	Administration Agreement between the Fund and the Administrator(1)
10.3	Trademark License Agreement between the Fund and the Adviser(1)
10.4	Dividend Reinvestment Plan(1)
10.5	Form of Indemnification Agreement for Trustees(1)
10.6	Custody Agreement by and between the Fund and the Custodian(1)
10.7	Revolving Credit Agreement, dated as of December 24, 2025, by and among Sound Point Direct Lending BDC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders thereto(2)
10.8	Loan and Security Agreement, dated as of December 15, 2025, by and among Sound Point Direct Lending BDC SPV LLC, JPMorgan Chase Bank, N.A. as administrative agent, and the lenders thereto(2)
14.1	Code of Ethics of Sound Point Direct Lending BDC(1)
14.2	Code of Ethics of Sound Point Capital Management, LP (1)
19.1	Insider Trading Policy (Included in the Code of Ethics of the Registrant and Sound Point Capital Management, LP) (Incorporated by reference to Exhibit 14.1 to this Annual Report on Form 10-K)
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL and contained in Exhibit 101

(1) Incorporated by reference to the Fund’s Form 10-12G filed by the Fund on December 15, 2025 (File No. 000-56803).

(2) Incorporated by reference to the Fund’s Form 10-12G/A filed by the Fund on February 11, 2026 (File No. 000-56803).

* Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUND POINT DIRECT LENDING BDC

Date: March 30, 2026	By:	/s/ Andrew Eversfield
Andrew Eversfield
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daniel Fabian	Chief Financial Officer and Treasurer	March 30, 2026
Daniel Fabian

/s/ Frederick C. Teufel, Jr.	Chief Compliance Officer	March 30, 2026
Frederick C. Teufel, Jr.

/s/ Andrea Sayago	Secretary	March 30, 2026
Andrea Sayago