Form 10-Q
period 2026-03-31
Sound Point Direct Lending BDC
filed 2026-05-15
CIK 2061174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 814-01938

Sound Point Direct Lending BDC

(Exact name of Registrant as specified in its Charter)

Delaware	33-4342329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
375 Park Avenue, 34th Floor New York, New York	10152
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 895-2280

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

The issuer had 5,442,551 shares of beneficial interest, $0.001 par value per share, outstanding as of May 15, 2026.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SOUND POINT DIRECT LENDING BDC

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)

ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $217,781 and $99,681 respectively)	$217,261	$99,713
Cash	179	680
Cash equivalents	15,526	52,011
Interest receivable	652	162
Deferred offering costs	182	238
Deferred financing costs	2,375	2,531
Prepaid expenses and other assets	66	90
Total assets	$236,241	$155,425

LIABILITIES
Debt	145,271	66,971
Interest payable	1,254	205
Distributions payable	2,104	—
Due to affiliates	359	358
Management fees payable	279	29
Accrued professional fees	186	131
Accrued administration expense	166	41
Accrued expenses and other liabilities	139	677
Total liabilities	$149,758	$68,412
Commitments and contingencies (Note 8)

NET ASSETS
Common shares, $0.001 par value, unlimited common shares authorized; 3,506,476 and 3,506,476 shares issued and outstanding at March 31, 2026 and December 31, 2025)	$4	$4
Paid-in capital in excess of par value	87,627	87,627
Accumulated net distributable earnings	(1,148)	(618)
Total Net Assets	$86,483	$87,013
Total Liabilities and Net Assets	$236,241	$155,425
Net Asset Value Per Share	$24.66	$24.81

The accompanying notes are an integral part of these consolidated financial statements.

SOUND POINT DIRECT LENDING BDC

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025(1)
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$4,895	$—
Total investment income	4,895	—
Expenses:
Organization costs	—	173
Interest expense	2,115	—
Professional fees	62	—
Administration expense	128	—
Management fees	249	—
Board of trustees' fees	60	—
Custody expense	19	—
Other general and administrative expenses	136	—
Total expenses	2,769	173
Net investment income (loss)	2,126	(173)

Realized and unrealized gain (loss) on investments:
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(552)	—
Total net realized and unrealized gain (loss) on investments:	(552)	—
Net increase (decrease) in net assets resulting from operations	$1,574	$(173)

Per share information - basic and diluted:
Net investment income (loss)	$0.61	$—
Net increase (decrease) in net assets resulting from operations per share	$0.45	$—
Distributions declared per share	$0.60	$—
Weighted average shares outstanding	3,506,476	—

(1) For the period from March 14, 2025 (inception) to March 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

SOUND POINT DIRECT LENDING BDC

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025 (1)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$2,126	$(173)
Total net change in unrealized appreciation (depreciation)	(552)	—
Net increase (decrease) in net assets resulting from operations	1,574	(173)

Decrease in net assets resulting from Shareholder distributions:
Distributions of investment income	(2,104)	—
Net decrease in net assets resulting from Shareholder distributions	(2,104)	—

Total increase (decrease) in net assets	(530)	(173)
Net assets, beginning of period	87,013	—
Net assets, end of period	$86,483	$(173)

(1) For the period from March 14, 2025 (inception) to March 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

SOUND POINT DIRECT LENDING BDC

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025 (1)
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$1,574	$(173)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount and amortization of premium	(237)	—
Proceeds from sale of investments and principal repayments	38,294	—
Purchases of investments	(156,156)	—
Net change in unrealized (appreciation) depreciation on investments	552	—
Amortization of offering costs	56	—
Amortization of deferred financing costs	160	—
Changes in operating assets and liabilities:
Interest receivable	(490)	—
Management fees payable	249	—
Prepaid expenses and other assets	24	—
Organization costs payable	—	173
Accrued administration expense	125	—
Interest payable	1,049	—
Accrued professional fees	55	—
Accrued expenses and other liabilities	(541)	—
Net cash provided by (used in) operating activities	(115,286)	—
Cash flows from financing activities
Borrowings	104,300	—
Debt repayments	(26,000)	—
Net cash provided by (used in) financing activities	78,300	—
Net decrease in cash and cash equivalents	(36,986)	—
Cash and cash equivalents, beginning of period	52,691	—
Cash and cash equivalents, end of period	$15,705	$—
Supplemental disclosure of cash flow information and non-cash financing activities
Distributions payable	$2,104	$—
Cash interest paid	$906	$—

(1) For the period from March 14, 2025 (inception) to March 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

SOUND POINT DIRECT LENDING BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2026

(Unaudited)

(in thousands, except share and per share data)

Portfolio Company (1)(2)(4)	Footnotes	Investment	Reference Rate and Spread (3)	Interest Rate (3)	Maturity Date	Par Amount/Shares	Amortized Cost	Fair Value	% of Net Assets(5)
Investments
Debt Investments
Aerospace / MRO Services
Machine Sciences Corp	(4)(6)	First Lien Debt - Term Loan	S + 4.75%	8.45%	03/31/2032	$7,714	$7,618	$7,618	8.81%
Machine Sciences Corp	(4)(7)(8)	First Lien Debt - Delayed Draw	S + 4.75%	—	03/31/2032	9,000	(56)	(113)	-0.13%
Machine Sciences Corp	(4)(6)(7)(8)	First Lien Debt - Revolver	S + 4.75%	—	03/31/2032	1,286	(16)	(16)	-0.02%
TurbineAero Inc	(4)(6)	First Lien Debt - Term Loan	S + 5.75%	9.42%	10/21/2029	5,986	5,986	5,986	6.92%
Total Aerospace / MRO Services							13,532	13,475	15.58%

Application Software
Upland Software, Inc.	(4)(6)	First Lien Debt - Term Loan	S + 6.00%	9.70%	07/25/2031	19,969	19,676	19,293	22.31%
Upland Software, Inc.	(4)(7)(8)	First Lien Debt - Revolver	S + 6.00%	—	07/25/2031	2,553	(38)	(87)	-0.10%
Total Application Software							19,638	19,206	22.21%

Architectural & Engineering Services
CSG Buyer Inc.	(4)(6)	First Lien Debt - Term Loan	S + 6.25%	9.92%	07/29/2029	3,713	3,713	3,713	4.29%
CSG Buyer Inc.	(4)(6)(8)	First Lien Debt - Delayed Draw	S + 6.25%	—	07/29/2029	756	—	—	0.00%
CSG Buyer Inc.	(4)(6)(8)	First Lien Debt - Revolver	S + 6.25%	9.94%	07/29/2029	252	50	50	0.06%
Total Architectural & Engineering Services							3,763	3,763	4.35%

Business Services
BNP Associates Buyer Inc.	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.17%	08/19/2030	197	197	197	0.23%
BNP Associates Buyer Inc.	(4)(6)(8)	First Lien Debt - Revolver	S + 5.50%	9.18%	08/19/2030	29	10	10	0.01%
Total Business Services							207	207	0.24%

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Company (1)(2)(4)	Footnotes	Investment	Reference Rate and Spread (3)	Interest Rate (3)	Maturity Date	Par Amount/Shares	Amortized Cost	Fair Value	% of Net Assets(5)
Capital Equipment
Bennett West, LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.20%	02/04/2033	$8,153	$7,994	$7,995	9.24%
Bennett West, LLC	(4)(8)	First Lien Debt - Revolver	S + 5.50%	9.20%	01/16/2031	2,851	515	515	0.60%
VP Deliver Parent Inc	(4)(6)	First Lien Debt - Term Loan	S + 4.75%	8.45%	02/13/2031	9,979	9,859	9,804	11.34%
VP Deliver Parent Inc	(4)(6)(7)(9)	First Lien Debt - Delayed Draw	S + 4.75%	—	02/13/2031	1,331	(8)	(23)	-0.03%
VP Deliver Parent Inc	(4)(7)(9)	First Lien Debt - Revolver	S + 4.75%	—	02/13/2031	1,426	(17)	(25)	-0.03%
Total Capital Equipment							18,343	18,266	21.12%

Commercial Aviation
Security Buyer, LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.20%	03/31/2032	13,279	13,080	13,080	15.12%
Security Buyer, LLC	(4)(6)(7)(8)	First Lien Debt - Delayed Draw	S + 5.50%	—	03/31/2032	1,770	(13)	(27)	-0.03%
Security Buyer, LLC	(4)(6)(7)(8)	First Lien Debt - Revolver	S + 5.50%	—	03/31/2032	2,951	(44)	(44)	-0.05%
Total Commercial Aviation							13,023	13,009	15.04%

Construction
JS Global, LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.17%	07/31/2030	3,890	3,835	3,831	4.43%
JS Global, LLC	(4)(8)	First Lien Debt - Revolver	S + 5.50%	9.17%	07/31/2030	1,500	429	427	0.49%
Total Construction							4,264	4,258	4.92%

Construction & Building
Engineering Resource Group Buyer, LLC	(4)(6)	First Lien Debt - Term Loan	S + 6.00%	9.67%	01/27/2033	2,912	2,877	2,872	3.32%
Engineering Resource Group Buyer, LLC	(4)(7)(8)	First Lien Debt - Delayed Draw	S + 6.00%	—	02/05/2033	1,946	(9)	(27)	-0.03%
Engineering Resource Group Buyer, LLC	(4)(7)(8)	First Lien Debt - Revolver	S + 6.00%	—	02/05/2033	973	(12)	(13)	-0.02%
Total Construction & Building							2,856	2,832	3.27%

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Company (1)(2)(4)	Footnotes	Investment	Reference Rate and Spread (3)	Interest Rate (3)	Maturity Date	Par Amount/Shares	Amortized Cost	Fair Value	% of Net Assets(5)
Consumer Products
Tender Products, INC.	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	8.92%	07/31/2030	$10,584	$10,461	$10,443	12.08%
Tender Products, INC.	(4)(6)(7)(8)	First Lien Debt - Revolver	S + 5.25%	—	07/31/2030	1,989	(24)	(26)	-0.03%
Total Consumer Products							10,437	10,417	12.05%

Data Center / Other Commercial Services
C3 AcquisitionCo, LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.75%	9.42%	11/26/2030	4,291	4,231	4,232	4.89%
C3 AcquisitionCo, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.75%	9.42%	11/26/2030	749	739	739	0.85%
C3 AcquisitionCo, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.75%	9.42%	11/26/2030	582	574	574	0.66%
C3 AcquisitionCo, LLC	(4)(6)(8)	First Lien Debt - Revolver	S + 5.75%	9.42%	11/26/2030	501	294	294	0.34%
Salute Mission Critical Holdings LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.00%	8.84%	11/30/2029	10,342	10,325	10,342	11.96%
Salute Mission Critical Holdings LLC	(4)(6)(7)(8)	First Lien Debt - Delayed Draw	S + 5.00%	—	11/30/2029	6,666	(9)	—	0.00%
Total Data Center / Other Commercial Services							16,154	16,181	18.70%

Dermatology
SDG Management Co LLC	(4)(6)	First Lien Debt - Term Loan	S + 6.00%	9.80%	07/03/2028	307	307	307	0.35%
SDG Management Co LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.75%	9.52%	07/01/2028	451	451	451	0.52%
SDG Management Co LLC	(4)	First Lien Debt - Delayed Draw	S + 5.75%	9.52%	07/01/2028	302	302	302	0.35%
SDG Management Co LLC	(4)(8)	First Lien Debt - Delayed Draw	S + 5.75%	9.52%	07/01/2028	378	245	245	0.28%
SDG Management Co LLC	(4)	First Lien Debt - Delayed Draw	S + 6.00%	9.87%	06/30/2028	127	127	126	0.15%
SDG Management Co LLC	(4)(6)(8)	First Lien Debt - Revolver	S + 5.75%	9.50%	07/01/2028	76	19	19	0.02%
Total Dermatology							1,451	1,450	1.67%

Electrical Components & Equipment
Sens Intermediate Holdings LLC	(4)(6)	First Lien Debt - Term Loan	S + 4.75%	8.45%	03/10/2031	1,906	1,906	1,906	2.20%
Sens Intermediate Holdings LLC	(4)(8)	First Lien Debt - Delayed Draw	S + 4.75%	—	03/10/2031	680	—	—	0.00%
Sens Intermediate Holdings LLC	(4)(6)(8)	First Lien Debt - Revolver	S + 4.75%	—	03/10/2031	453	—	—	0.00%
Total Electrical Components & Equipment							1,906	1,906	2.20%

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Company (1)(2)(4)	Footnotes	Investment	Reference Rate and Spread (3)	Interest Rate (3)	Maturity Date	Par Amount/Shares	Amortized Cost	Fair Value	% of Net Assets(5)
Global Consumer Products
DRS Holdings III, Inc.	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	8.92%	11/01/2028	$6,332	$6,309	$6,332	7.32%
DRS Holdings III, Inc.	(4)(6)(7)(8)	First Lien Debt - Revolver	S + 5.25%	—	11/01/2028	343	(1)	—	0.00%
Total Global Consumer Products							6,308	6,332	7.32%

Healthcare & Pharmaceuticals
Medical Device, Inc.	(4)(6)	First Lien Debt - Term Loan	S + 5.00%	8.68%	07/11/2029	3,025	2,997	3,025	3.50%
Medical Device, Inc.	(4)(7)(8)	First Lien Debt - Revolver	S + 5.00%	—	07/11/2029	1,008	(10)	—	0.00%
Par Excellence Holdings Inc.	(4)(6)	First Lien Debt - Term Loan	S + 5.00%	8.67%	09/03/2030	4,130	4,069	3,952	4.57%
Par Excellence Holdings Inc.	(4)(6)	First Lien Debt - Term Loan	S + 5.00%	8.67%	09/03/2030	1,019	1,004	975	1.13%
Par Excellence Holdings Inc.	(4)(6)(7)(8)	First Lien Debt - Revolver	S + 5.00%	—	09/03/2030	965	(14)	(42)	-0.05%
Total Healthcare & Pharmaceuticals							8,046	7,910	9.15%

HVAC Consulting & Distribution
Ambient Enterprises Holdco LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	8.95%	06/30/2030	7,577	7,577	7,577	8.76%
Ambient Enterprises Holdco LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	8.95%	06/30/2030	1,236	1,236	1,236	1.43%
Ambient Enterprises Holdco LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	8.95%	06/28/2030	1,000	1,000	1,000	1.16%
Ambient Enterprises Holdco LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	8.95%	06/30/2030	277	277	277	0.32%
Ambient Enterprises Holdco LLC	(4)(8)	First Lien Debt - Delayed Draw	S + 5.25%	8.95%	06/28/2030	1,711	1,209	1,209	1.40%
Ambient Enterprises Holdco LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.25%	8.95%	06/30/2030	89	89	89	0.10%
Ambient Enterprises Holdco LLC	(4)(6)(8)	First Lien Debt - Delayed Draw	S + 5.25%	—	06/30/2030	2,070	—	—	0.00%
Ambient Enterprises Holdco LLC	(4)(6)(8)	First Lien Debt - Revolver	S + 5.25%	—	12/08/2029	1,036	—	—	0.00%
Total HVAC Consulting & Distribution							11,388	11,388	13.17%

Industrial Products Distribution / After-Market Services
NWP Acquisition Holdings, LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	8.95%	11/21/2030	5,813	5,813	5,813	6.72%
NWP Acquisition Holdings, LLC	(4)	First Lien Debt - Term Loan	S + 5.25%	8.95%	11/21/2030	2,137	2,107	2,137	2.47%
NWP Acquisition Holdings, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.25%	8.95%	11/21/2030	3,255	3,255	3,255	3.76%
NWP Acquisition Holdings, LLC	(4)(6)(7)(8)	First Lien Debt - Delayed Draw	S + 5.25%	—	11/21/2030	8,904	(65)	—	0.00%
NWP Acquisition Holdings, LLC	(4)(6)(7)(8)	First Lien Debt - Revolver	S + 5.25%	—	11/21/2030	2,871	(26)	—	0.00%
Total Industrial Products Distribution / After-Market Services							11,084	11,205	12.95%

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Company (1)(2)(4)	Footnotes	Investment	Reference Rate and Spread (3)	Interest Rate (3)	Maturity Date	Par Amount/Shares	Amortized Cost	Fair Value	% of Net Assets(5)
IT Services
Argano LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.18%	09/13/2029	$8,567	$8,567	$8,567	9.91%
Argano LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.50%	9.17%	09/13/2029	1,141	1,141	1,141	1.32%
Argano LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.50%	9.17%	09/13/2029	518	518	518	0.60%
Argano LLC	(4)(6)(8)	First Lien Debt - Revolver	S + 5.50%	—	09/13/2029	269	—	—	0.00%
Total IT Services							10,226	10,226	11.83%

Life Sciences
Life Science Intermediate Holdings, LLC	(4)(6)	First Lien Debt - Term Loan	S + 6.10%	9.77%	06/10/2027	1,721	1,721	1,721	1.99%
Life Science Intermediate Holdings, LLC	(4)(6)	First Lien Debt - Term Loan	S + 6.10%	9.77%	06/10/2027	984	984	984	1.14%
Life Science Intermediate Holdings, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 6.10%	9.77%	06/10/2027	1,834	1,834	1,834	2.12%
Life Science Intermediate Holdings, LLC	(4)(6)(8)	First Lien Debt - Delayed Draw	S + 6.10%	9.77%	06/10/2027	2,653	1,377	1,377	1.59%
Life Science Intermediate Holdings, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 6.10%	9.77%	06/10/2027	590	590	590	0.68%
Life Science Intermediate Holdings, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 6.10%	9.77%	06/10/2027	304	304	304	0.35%
Life Science Intermediate Holdings, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 6.10%	9.77%	06/10/2027	304	304	304	0.35%
Life Science Intermediate Holdings, LLC	(4)(6)(8)	First Lien Debt - Revolver	S + 6.10%	9.77%	06/10/2027	985	468	468	0.54%
Total Life Sciences							7,582	7,582	8.76%

Manufacturing
Alpha US Buyer LLC	(4)(6)	First Lien Debt - Term Loan	S + 4.75%	8.52%	04/04/2030	173	173	173	0.20%
Alpha US Buyer LLC	(4)(6)	First Lien Debt - Term Loan	S + 4.75%	8.53%	04/04/2030	113	113	113	0.13%
Alpha US Buyer LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 4.75%	8.59%	04/04/2030	101	101	101	0.12%
Alpha US Buyer LLC	(4)(6)(8)	First Lien Debt - Delayed Draw	S + 4.75%	8.57%	04/04/2030	88	23	23	0.03%
Alpha US Buyer LLC	(4)(6)(8)	First Lien Debt - Revolver	S + 4.75%	—	04/04/2030	36	—	—	0.00%
Total Manufacturing							410	410	0.48%

Professional Services
Talent Worldwide Inc	(4)	First Lien Debt - Term Loan	S + 5.50%	9.17%	01/16/2031	12,261	12,083	12,077	13.96%
Talent Worldwide Inc	(4)(8)	First Lien Debt - Revolver	S + 5.50%	9.20%	01/16/2031	878	426	426	0.49%
Total Professional Services							12,509	12,503	14.45%

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Company (1)(2)(4)	Footnotes	Investment	Reference Rate and Spread (3)	Interest Rate (3)	Maturity Date	Par Amount/Shares	Amortized Cost	Fair Value	% of Net Assets(5)
Residential & Light Commercial HVAC
ResiXperts Holdco, LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	8.91%	05/02/2030	$5,098	$5,039	$4,969	5.75%
ResiXperts Holdco, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.25%	8.91%	05/02/2030	2,440	2,413	2,378	2.75%
ResiXperts Holdco, LLC	(4)(8)	First Lien Debt - Delayed Draw	S + 5.25%	8.92%	05/02/2030	13,415	1,021	843	0.97%
ResiXperts Holdco, LLC	(4)(6)(8)	First Lien Debt - Revolver	S + 5.25%	8.88%	05/02/2030	1,983	505	479	0.55%
Total Residential & Light Commercial HVAC							8,978	8,669	10.02%

Roofing Services
OSR Opco LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.18%	03/15/2029	10,855	10,731	10,855	12.55%
OSR Opco LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.17%	03/15/2029	2,445	2,445	2,445	2.83%
OSR Opco LLC	(4)	First Lien Debt - Delayed Draw	S + 5.50%	9.18%	03/15/2029	496	496	496	0.57%
OSR Opco LLC	(4)(6)(8)	First Lien Debt - Revolver	S + 5.50%	9.16%	03/15/2029	4,367	2,145	2,184	2.53%
Total Roofing Services							15,817	15,980	18.48%

Supply Chain Equipment & Services
Decision Point Technologies, LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.75%	9.41%	09/01/2029	1,153	1,144	1,153	1.33%
Decision Point Technologies, LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.75%	9.41%	09/01/2029	1,038	1,029	1,038	1.20%
Decision Point Technologies, LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.75%	9.42%	12/10/2032	2,817	2,790	2,817	3.26%
Decision Point Technologies, LLC	(4)	First Lien Debt - Delayed Draw	S + 5.75%	9.42%	09/01/2029	268	266	268	0.31%
Decision Point Technologies, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.75%	9.46%	09/24/2032	6,372	6,312	6,372	7.37%
Decision Point Technologies, LLC	(4)(6)(8)	First Lien Debt - Revolver	S + 6.25%	10.46%	09/01/2029	273	161	164	0.19%
Total Supply Chain Equipment & Services							11,702	11,812	13.66%

Transportation
Salt US Holdco LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.73%	9.43%	07/31/2029	4,532	4,532	4,532	5.24%
Salt US Holdco LLC	(4)(6)(8)	First Lien Debt - Delayed Draw	S + 5.73%	9.43%	07/31/2029	1,528	1,307	1,307	1.51%
Salt US Holdco LLC	(4)(7)(8)	First Lien Debt - Delayed Draw	S + 5.73%	—	07/31/2029	15,927	(117)	—	0.00%
Total Transportation							5,722	5,839	6.75%

Total Debt Investments							215,346	214,826	248.37%

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Company (1)(2)(4)	Footnotes	Investment	Reference Rate and Spread (3)	Interest Rate (3)	Acquisition Date	Par Amount/Shares	Amortized Cost	Fair Value	% of Net Assets(5)
Equity Investments

Capital Equipment
Bennett West, LLC	(4)(9)(10)	Equity - Common Stock			2/05/2026	1,000,000	1,000	1,000	1.16%
VP Deliver Parent Inc	(4)(9)(10)	Equity - Common Stock			2/17/2026	500,000	500	500	0.58%
Total Capital Equipment							1,500	1,500	1.74%

Transportation
HHC InXpress Group GP LLC	(4)(9)(10)	Equity - Common Stock			1/21/2026	935,000	935	935	1.08%
Total Transportation							935	935	1.08%

Total Equity Investments							2,435	2,435	2.82%

Total Investments							217,781	217,261	251.19%

Cash Equivalents
BlackRock Liquidity Funds T-Fund Institutional Share Class		Money Market	3.55%			15,525,551	15,526	15,526	17.95%
Total Cash Equivalents							15,526	15,526	17.95%

Total Investments and Cash Equivalents							$233,307	$232,787	269.14%

Liabilities in Excess of Other Assets								(146,304)	-169.14%

Net Assets								$86,483	100.00%

(1)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act.
(2)
The issuers of debt and equity held by the Fund is domiciled in the United States unless otherwise noted.
(3)
The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR”or “S”), which reset monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at March 31, 2026. As of March 31, 2026, effective rates for 1 Month S, 3 Month S, and 12 Month S were 3.66%, 3.68%, and 3.73%, respectively. Certain investments are subject to a SOFR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)
Investment valued using unobservable inputs (Level 3). See “Description of ASC 820 Fair Value Hierarchy” for more information.
(5)
Percentage is based on net assets of $86,483 as of March 31, 2026.
(6)
Denotes that all or a portion of the assets are owned by Sound Point Direct Lending BDC SPV LLC (“SPV I”). The lenders of the Revolving Credit Facility (as defined in Note 6 to these financial statements) have a first lien security interest in substantially all of the assets of SPV I. Accordingly, such assets are not available to creditors of the Fund.
(7)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued at below par.
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
(9)
Non-income producing at March 31, 2026.
(10)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities.” As of March 31, 2026, the aggregate fair value of these securities is $2.4 million or 2.82% of the Fund’s net assets. The initial acquisition dates have been included for such securities.
The accompanying notes are an integral part of these consolidated financial statements.

SOUND POINT DIRECT LENDING BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2025

(in thousands, except share and per share data)

Portfolio Company (1)(2)(4)	Footnotes	Investment	Reference Rate and Spread (3)	Interest Rate (3)	Maturity Date	Par Amount/Shares	Amortized Cost	Fair Value	% of Net Assets(5)
Investments
Debt Investments
Aerospace / MRO Services
TurbineAero Inc.	(4)(6)	First Lien Debt - Term Loan	S + 5.75%	9.62%	10/21/2029	$6,001	$6,001	$6,001	6.90%
Total Aerospace / MRO Services							6,001	6,001	6.90%

Application Software
Upland Software, Inc.	(4)(6)	First Lien Debt - Term Loan	S + 6.00%	10.00%	7/25/2031	7,314	7,194	7,196	8.27%
Upland Software, Inc.	(4)(7)(8)	First Lien Debt - Revolver	S + 6.00%	—	7/25/2031	920	(15)	(15)	(0.02)%
Total Application Software							7,179	7,181	8.25%

Architectural & Engineering Services
CSG Buyer Inc.	(4)(6)	First Lien Debt - Term Loan	S + 6.25%	10.09%	7/29/2029	3,723	3,723	3,723	4.28%
CSG Buyer Inc.	(4)(8)	First Lien Debt - Delayed Draw	S + 6.25%	—	7/29/2029	756	—	—	0.00%
CSG Buyer Inc.	(4)(8)	First Lien Debt - Revolver	S + 6.25%	—	7/29/2029	252	—	—	0.00%
Total Architectural & Engineering Services							3,723	3,723	4.28%

Business Services
BNP Associates Buyer Inc.	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.50%	8/19/2030	198	198	198	0.23%
BNP Associates Buyer Inc.	(4)(8)	First Lien Debt - Revolver	S + 5.50%	9.23%	8/19/2030	29	11	12	0.01%
Total Business Services							209	210	0.24%

Data Center / Other Commercial Services
C3 AcquisitionCo, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 6.00%	9.92%	11/26/2030	751	741	741	0.85%
C3 AcquisitionCo, LLC	(4)(6)	First Lien Debt - Term Loan	S + 6.00%	9.92%	11/26/2030	4,301	4,239	4,240	4.87%
C3 AcquisitionCo, LLC	(4)(6)(8)	First Lien Debt - Revolver	S + 6.00%	9.92%	11/26/2030	501	294	294	0.34%
C3 AcquisitionCo, LLC	(4)(7)(8)	First Lien Debt - Delayed Draw	S + 6.00%	—	11/26/2030	582	(8)	(8)	(0.01)%
Salute Mission Critical Holdings LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.21%	9.13%	11/30/2029	7,998	7,998	7,998	9.19%
Salute Mission Critical Holdings LLC	(4)(8)	First Lien Debt - Delayed Draw	S + 5.21%	—	11/30/2029	2,919	—	—	0.00%
Total Data Center / Other Commercial Services							13,264	13,265	15.24%

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Company (1)(2)(4)	Footnotes	Investment	Reference Rate and Spread (3)	Interest Rate (3)	Maturity Date	Par Amount/Shares	Amortized Cost	Fair Value	% of Net Assets(5)
Dermatology
SDG Management Co LLC	(4)(6)	First Lien Debt - Term Loan	S + 6.00%	10.10%	7/1/2028	$307	$307	$307	0.35%
SDG Management Co LLC	(4)(6)(8)	First Lien Debt - Delayed Draw	S + 6.00%	10.10%	7/1/2028	378	155	155	0.18%
SDG Management Co LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 6.00%	9.67%	7/1/2028	451	451	451	0.52%
SDG Management Co LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 6.00%	9.69%	7/1/2028	303	303	303	0.35%
SDG Management Co LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 6.00%	9.87%	7/1/2028	127	127	127	0.15%
SDG Management Co LLC	(4)(6)(8)	First Lien Debt - Revolver	S + 6.00%	9.79%	7/1/2028	76	19	19	0.02%
Total Dermatology							1,362	1,362	1.57%

Electrical Components & Equipment
Sens Intermediate Holdings LLC	(4)(6)	First Lien Debt - Term Loan	S + 4.75%	8.68%	3/10/2031	1,911	1,911	1,911	2.20%
Sens Intermediate Holdings LLC	(4)(8)	First Lien Debt - Delayed Draw	S + 4.75%	—	3/10/2031	680	—	—	0.00%
Sens Intermediate Holdings LLC	(4)(8)	First Lien Debt - Revolver	S + 4.75%	—	3/10/2031	453	—	—	0.00%
Total Electrical Components & Equipment							1,911	1,911	2.20%

Global Consumer Products
DRS Holdings III, Inc.	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	9.17%	11/1/2028	6,383	6,357	6,383	7.34%
DRS Holdings III, Inc.	(4)(7)(8)	First Lien Debt - Revolver	S + 5.25%	—	11/1/2028	343	(1)	-	0.00%
Total Global Consumer Products							6,356	6,383	7.34%

Healthcare & Pharmaceuticals
Par Excellence Holdings Inc.	(4)(6)	First Lien Debt - Term Loan	S + 5.00%	8.74%	9/3/2030	1,022	1,006	1,006	1.16%
Par Excellence Holdings Inc.	(4)(6)	First Lien Debt - Term Loan	S + 5.00%	8.77%	9/3/2030	4,140	4,075	4,076	4.68%
Par Excellence Holdings Inc.	(4)(7)(8)	First Lien Debt - Revolver	S + 5.00%	—	9/3/2030	965	(15)	(15)	(0.02)%
Total Healthcare & Pharmaceuticals							5,066	5,067	5.82%

HVAC Consulting & Distribution
Ambient Enterprises Holdco LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	9.25%	6/30/2030	1,002	1,002	1,002	1.15%
Ambient Enterprises Holdco LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	9.25%	6/30/2030	278	278	278	0.32%
Ambient Enterprises Holdco LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	9.25%	6/30/2030	7,596	7,596	7,596	8.74%
Ambient Enterprises Holdco LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	9.09%	6/30/2030	1,239	1,239	1,239	1.42%
Ambient Enterprises Holdco LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.25%	9.25%	6/30/2030	89	89	89	0.10%
Ambient Enterprises Holdco LLC	(4)(6)(8)	First Lien Debt - Delayed Draw	S + 5.25%	8.92%	6/30/2030	1,714	322	322	0.37%
Ambient Enterprises Holdco LLC	(4)(8)	First Lien Debt - Delayed Draw	S + 5.25%	—	6/30/2030	2,070	—	—	0.00%
Ambient Enterprises Holdco LLC	(4)(8)	First Lien Debt - Revolver	S + 5.25%	—	12/8/2029	1,036	—	—	0.00%
Total HVAC Consulting & Distribution							10,526	10,526	12.10%

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Company (1)(2)(4)	Footnotes	Investment	Reference Rate and Spread (3)	Interest Rate (3)	Maturity Date	Par Amount/Shares	Amortized Cost	Fair Value	% of Net Assets(5)
Industrial Products Distribution / After-Market Services
NWP Acquisition Holdings, LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.50%	11/21/2030	$5,828	$5,828	$5,828	6.70%
NWP Acquisition Holdings, LLC	(4)(6)(8)	First Lien Debt - Delayed Draw	S + 5.50%	9.50%	11/21/2030	3,261	2,388	2,388	2.74%
NWP Acquisition Holdings, LLC	(4)(8)	First Lien Debt - Revolver	S + 5.50%	—	11/21/2030	1,090	—	—	0.00%
Total Industrial Products Distribution / After-Market Services							8,216	8,216	9.44%

IT Services
Argano LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.50%	9.42%	9/13/2029	1,143	1,143	1,143	1.31%
Argano LLC	(4)	First Lien Debt - Delayed Draw	S + 5.50%	9.22%	9/13/2029	518	518	518	0.60%
Argano LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.42%	9/13/2029	8,589	8,589	8,589	9.87%
Argano LLC	(4)(8)	First Lien Debt - Revolver	S + 5.50%	—	9/13/2029	269	—	—	0.00%
Total IT Services							10,250	10,250	11.78%

Life Sciences
Life Science Intermediate Holdings, LLC	(4)(6)	First Lien Debt - Term Loan	S + 6.10%	9.94%	6/10/2027	1,726	1,726	1,726	1.98%
Life Science Intermediate Holdings, LLC	(4)(6)	First Lien Debt - Term Loan	S + 6.10%	9.94%	6/10/2027	987	987	987	1.13%
Life Science Intermediate Holdings, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 6.10%	9.94%	6/10/2027	592	592	592	0.68%
Life Science Intermediate Holdings, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 6.10%	9.94%	6/10/2027	305	305	305	0.35%
Life Science Intermediate Holdings, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 6.10%	9.94%	6/10/2027	305	305	305	0.35%
Life Science Intermediate Holdings, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 6.10%	9.82%	6/10/2027	1,839	1,839	1,839	2.12%
Life Science Intermediate Holdings, LLC	(4)(6)(8)	First Lien Debt - Delayed Draw	S + 6.10%	9.94%	6/10/2027	2,656	1,380	1,380	1.59%
Life Science Intermediate Holdings, LLC	(4)(6)(8)	First Lien Debt - Revolver	S + 6.10%	9.77%	6/10/2027	985	468	468	0.54%
Total Life Sciences							7,602	7,602	8.74%

Manufacturing
Alpha US Buyer LLC	(4)(6)	First Lien Debt - Term Loan	S + 4.75%	8.77%	4/4/2030	174	174	174	0.20%
Alpha US Buyer LLC	(4)(6)	First Lien Debt - Term Loan	S + 4.75%	8.59%	4/4/2030	114	114	114	0.13%
Alpha US Buyer LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 4.75%	8.59%	4/4/2030	101	101	101	0.12%
Alpha US Buyer LLC	(4)(6)(8)	First Lien Debt - Delayed Draw	S + 4.75%	8.57%	4/4/2030	89	12	12	0.01%
Alpha US Buyer LLC	(4)(8)	First Lien Debt - Revolver	S + 4.75%	—	4/4/2030	36	—	—	0.00%
Total Manufacturing							401	401	0.46%

Residential & Light Commercial HVAC
ResiXperts Holdco, LLC	(4)(7)(8)	First Lien Debt - Delayed Draw	S + 5.00%	—	5/2/2030	11,474	(151)	(149)	(0.17)%
ResiXperts Holdco, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.00%	8.87%	5/2/2030	2,086	2,059	2,059	2.37%
ResiXperts Holdco, LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.00%	8.89%	5/2/2030	4,499	4,441	4,441	5.10%
ResiXperts Holdco, LLC	(4)(7)(8)	First Lien Debt - Revolver	S + 5.00%	—	5/2/2030	1,696	(22)	(22)	(0.03)%
Total Residential & Light Commercial HVAC							6,327	6,329	7.27%

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Company (1)(2)(4)	Footnotes	Investment	Reference Rate and Spread (3)	Interest Rate (3)	Maturity Date	Par Amount/Shares	Amortized Cost	Fair Value	% of Net Assets(5)
Roofing Services
OSR Opco LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.42%	3/15/2029	$2,452	$2,452	$2,452	2.82%
OSR Opco LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.50%	9.35%	3/15/2029	497	497	497	0.57%
OSR Opco LLC	(4)(6)(8)	First Lien Debt - Revolver	S + 5.50%	9.42%	3/15/2029	749	404	404	0.46%
Total Roofing Services							3,353	3,353	3.85%

Supply Chain Equipment & Services
Barcoding Inc.	(4)(6)	First Lien Debt - Term Loan	S + 5.75%	9.73%	9/1/2029	1,040	1,031	1,030	1.18%
Barcoding Inc.	(4)(6)	First Lien Debt - Term Loan	S + 5.75%	9.73%	9/1/2029	1,156	1,146	1,145	1.31%
Barcoding Inc.	(4)(6)	First Lien Debt - Delayed Draw	S + 5.75%	9.75%	9/1/2029	269	266	266	0.31%
Barcoding Inc.	(4)(6)(8)	First Lien Debt - Revolver	S + 5.75%	9.67%	9/1/2029	273	161	161	0.19%
Total Supply Chain Equipment & Services							2,604	2,602	2.99%

Transportation
Salt US Holdco LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.73%	9.73%	7/31/2029	4,544	4,544	4,544	5.23%
Salt US Holdco LLC	(4)(6)(8)	First Lien Debt - Delayed Draw	S + 5.73%	9.40%	7/31/2029	1,530	787	787	0.90%
Total Transportation							5,331	5,331	6.13%

Total Debt Investments							99,681	99,713	114.60%

Total Investments							99,681	99,713	114.60%

Cash Equivalents
BlackRock Liquidity Funds T-Fund Institutional Share Class		Money Market	N/A			52,011	52,011	52,011	59.77%
Total Cash Equivalents							52,011	52,011	59.77%

Total Investments and Cash Equivalents							$151,692	$151,724	174.37%

Liabilities in Excess of Other Assets								(64,711)	-74.37%

Net Assets								$87,013	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

(1)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act.
(2)
The issuers of debt and equity held by the Fund is domiciled in the United States unless otherwise noted.
(3)
The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR”or “S”), which reset monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2025. As of December 31, 2025, effective rates for 1 Month S, 3 Month S, and 12 Month S were 3.69%, 3.65%, and 3.42%, respectively. Certain investments are subject to a SOFR floor. For fixed rate loans, a spread above a reference rate is not applicable.
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

SOUND POINT DIRECT LENDING BDC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. ORGANIZATION

Sound Point Direct Lending BDC (the “Fund”) is a Delaware statutory trust formed on March 14, 2025 ("inception"), commenced investment operations on December 15, 2025 and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund is structured as an externally managed, non-diversified closed-end management investment company and will be a non-exchange traded, perpetual-life BDC with a fiscal year end of December 31. In addition, for tax purposes the Fund intends to elect, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Sound Point Direct Lending BDC SPV LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund (“SPV”) was formed during the period ended December 31, 2025 and is consolidated from the date of its formation. Sound Point BDC Blocker LLC, a Delaware limited liability company and wholly-owned subsidiary of the Fund (“Blocker”), was formed during the period ended March 31, 2026 and is consolidated from the date of its formation.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Fund are necessary for the fair statement of the results for the periods presented. The Fund is an investment company and follows the accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services – Investment Companies (“ASC 946”). Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Fund’s audited consolidated financial statements and notes related thereto for the period ended December 31, 2025, included in the Fund’s annual report on Form 10-K, which was filed with the SEC on March 30, 2026. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

Consolidation

As provided under ASC 946, the Fund will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Fund. Accordingly, the Fund consolidated the accounts of SPV and Blocker, each a wholly-owned subsidiary of the Fund, as of March 31, 2026. All intercompany balances have been eliminated.

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

Cash equivalents include short-term highly liquid investments of sufficient credit quality that are readily convertible to known amounts of cash and have original maturities of three months or less. Cash equivalents are carried at cost which approximates fair value. Cash equivalents are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. At March 31, 2026 and December 31, 2025, the Fund held $15.5 million and $52.0 million of cash equivalents.

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

Certain of the Fund’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations.

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

Base Management Fee

Under the Investment Advisory Agreement, the Fund pays to the Adviser an asset-based fee (the “Base Management Fee”) for management services in an amount equal to an annual rate of 0.625% of the average value of the Fund’s gross assets at the end of the two most recently completed quarters. Gross assets mean the Fund’s total assets, determined on a consolidated basis in accordance with U.S. GAAP, including assets purchased with borrowed funds or other forms of leverage, but excluding cash and cash equivalents (“Gross Assets”). The Base Management Fee will be calculated and payable quarterly in arrears. The Base Management Fee for any partial quarter will be appropriately pro-rated. The initial payment of the Base Management Fee shall be calculated based on the average Gross Assets as of the date of execution of the Investment Advisory Agreement, including, for the avoidance of doubt, assets acquired on such date, and the end of the fiscal quarter in which the Investment Advisory Agreement was executed. For the three months ended March 31, 2026, the Fund incurred a management fee of $0.2 million. As of March 31, 2026, $0.3 million remained payable.

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

Certain accounting and other administrative services may be delegated by the Administrator to select sub-administrators. The Administration Agreement may be terminated by the Fund without penalty upon not less than 60 days’ written notice to the Administrator and by the Administrator upon not less than 90 days’ written notice. The Administration Agreement will remain in effect if approved by the Board, including by a majority of the Fund's independent trustees, on an annual basis. The Administrator has entered into a sub-administration agreement with U.S. Bank Global Fund Services to provide the Fund with certain fund administration and bookkeeping services. For the three months ended March 31, 2026, the Fund incurred administration fees of $0.1 million. As of March 31, 2026, $0.2 million remained payable.

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

4. INVESTMENTS

The following is a summary of the composition of the Fund’s investment portfolio at cost and fair value as of March 31, 2026:

	March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$215,346	$214,826	98.88%
Equity	2,435	2,435	1.12
Total Investments at fair value	$217,781	$217,261	100.00%

The following is a summary of the composition of the Fund’s investment portfolio at cost and fair value as of December 31, 2025:

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$99,681	$99,713	100.00%
Total Investments at fair value	$99,681	$99,713	100.00%

The following is a summary of the industry classification of the portfolio companies in which the Fund was invested in as of March 31, 2026:

	March 31, 2026
Industry Classification	Fair Value	Percentage of Total Investments (at Fair Value)
Aerospace / MRO Services	$13,475	6.20%
Application Software	19,206	8.83%
Architectural & Engineering Services	3,763	1.73%
Business Services	207	0.10%
Capital Equipment	19,766	9.10%
Commercial Aviation	13,009	5.99%
Construction	4,258	1.96%
Construction & Building	2,832	1.30%
Consumer Products	10,417	4.79%
Data Center / Other Commercial Services	16,181	7.45%
Dermatology	1,450	0.67%
Electrical Components & Equipment	1,906	0.88%
Global Consumer Products	6,332	2.91%
Healthcare & Pharmaceuticals	7,910	3.64%
HVAC Consulting & Distribution	11,388	5.24%
Industrial Products Distribution / After-Market Services	11,205	5.16%
IT Services	10,226	4.71%
Life Sciences	7,582	3.49%
Manufacturing	410	0.19%
Professional Services	12,503	5.75%
Residential & Light Commercial HVAC	8,669	3.99%
Roofing Services	15,980	7.36%
Supply Chain Equipment & Services	11,812	5.44%
Transportation	6,774	3.12%
Total	$217,261	100.00%

The following is a summary of the industry classification of the portfolio companies in which the Fund was invested in as of December 31, 2025:

	December 31, 2025
Industry Classification	Fair Value	Percentage of Total Investments (at Fair Value)
Aerospace / MRO Services	$6,001	6.02%
Application Software	7,181	7.20%
Architectural & Engineering Services	3,723	3.73%
Business Services	210	0.21%
Data Center / Other Commercial Services	13,265	13.30%
Dermatology	1,362	1.37%
Electrical Components & Equipment	1,911	1.92%
Global Consumer Products	6,383	6.40%
Healthcare & Pharmaceuticals	5,067	5.08%
HVAC Consulting & Distribution	10,526	10.56%
Industrial Products Distribution / After-Market Services	8,216	8.24%
IT Services	10,250	10.28%
Life Sciences	7,602	7.62%
Manufacturing	401	0.40%
Residential & Light Commercial HVAC	6,329	6.35%
Roofing Services	3,353	3.36%
Supply Chain Equipment & Services	2,602	2.61%
Transportation	5,331	5.35%
Total	$99,713	100.00%

The following is a summary of the geographical concentration of the Fund’s investment portfolio as of March 31, 2026:

	March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
United States	$217,781	$217,261	100.00%
Total	$217,781	$217,261	100.00%

The following is a summary of the geographical concentration of the Fund’s investment portfolio as of December 31, 2025:

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
United States	$99,681	$99,713	100.00%
Total	$99,681	$99,713	100.00%

5. FAIR VALUE MEASUREMENTS

The following fair value hierarchy table sets forth the Fund’s investments by level as of March 31, 2026:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$214,826	$214,826
Equity	—	—	2,435	2,435
Total non-controlled/non-affiliated investments	—	—	217,261	217,261
Money Market(1)	15,526	—	—	15,526
Total Investments at fair value	$15,526	$—	$217,261	$232,787

(1)
Cash equivalents balance represents amounts held in the interest-bearing money market fund – BlackRock Liquidity Funds T-Fund Institutional Share Class as of March 31, 2026.

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

The following table provides a reconciliation of the beginning and ending balances of the Fund’s investments at fair value that use Level 3 inputs for the three months ended March 31, 2026:

	First Lien Debt	Equity	Total Investments
Balance as of January 1, 2026	$99,713	$—	$99,713
Purchases	153,710	2,447	156,157
Net accretion of discounts (amortization of premium)	237	—	237
Sales, repayments and paydowns	(38,282)	(12)	(38,294)
Net unrealized gains (losses)	(552)	—	(552)
Balance as of March 31, 2026	$214,826	$2,435	$217,261
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Fund at the end of the period	$(552)	$—	$(552)

Transfers of investments between levels in the fair value hierarchy are recorded at the beginning of the period. For the three months ended March 31, 2026, there were no investments that transferred between levels.

Significant Unobservable Inputs

ASC 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The following tables present quantitative information about the significant unobservable inputs of the Fund’s Level 3 financial instruments as of March 31, 2026 and December 31, 2025. These tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Fund’s determination of fair value.

	As of March 31, 2026
				Range
Investment	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
First Lien Debt	$149,969	Market Yield Analysis	Market Yield	8.40%	10.46%	9.18%
First Lien Debt	64,857	Transaction Price	N/A	N/A	N/A	N/A
Equity	2,435	Transaction Price	N/A	N/A	N/A	N/A
Total	$217,261

	As of December 31, 2025
				Range
Investment	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
First Lien Debt	$75,871	Market Yield Analysis	Market Yield	8.57%	10.10%	9.46%
First Lien Debt	23,842	Transaction Price	N/A	N/A	N/A	N/A
Total	$99,713

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

6. BORROWINGS

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, the Fund’s asset coverage was 160% and 230%.

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

As of March 31, 2026, the maximum borrowing capacity under the Revolving Credit Facility is $275 million with a maximum financing commitment available up to $425 million inclusive of two scheduled commitment increases totaling $150 million. The Revolving Credit Facility scheduled termination date is on December 15, 2030. As of March 31, 2026, the Fund had $98.3 million outstanding on the Revolving Credit Facility. Under the Revolving Credit Facility, the Fund makes certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities.

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

As of March 31, 2026, the Subscription Financing Facility maximum financing commitment available is up to $75 million which matures on December 23, 2026, and may be extended for an additional period of up to 364 days, subject to the consent of JPMorgan Chase Bank, N.A. As of March 31, 2026 the Fund had $47 million outstanding on the Subscription Financing Facility.

The fair value of the Fund’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2026, approximates its carrying value because the Revolving Credit Facility and Subscription Financing Facility have variable interest based on selected short-term rates.

For the three months ended March 31, 2026 and 2025, the components of interest expense were as follows:

	Three Months Ended March 31,
	2026	2025 (1)
Interest expense	$1,955	$—
Amortization of deferred financing costs	160	—
Total Interest Expense	$2,115	$—
Average debt outstanding	121,332	—
Weighted average interest rate	6.53%	0.0%

(1) The Fund commenced operations on December 15, 2025. Accordingly, there is no activity for the period from March 14, 2025 (inception) to March 31, 2025.

The following summarizes the reconciliation of the carrying value of the borrowings as of March 31, 2026:

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$275,000	$98,271	$98,271	$176,729	$34,113
Subscription Financing Facility	75,000	47,000	47,000	28,000	28,000
Total	$350,000	$145,271	$145,271	$204,729	$62,113

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

7. NET ASSETS

Share Issuances

In connection with its formation, the Fund has the authority to issue an unlimited number of common shares of beneficial interest at $0.001 per share par value. On November 20, 2025, an affiliate of the Adviser subscribed for 400 shares of the Fund’s Shares of beneficial interest at $25.00 per share which is 0.01% of the Fund's outstanding shares.

The following table summarizes transactions in Common Shares during the three months ended March 31, 2026 and 2025:

Three Months Ended March 31,
	2026		2025 (1)
	Shares	Amount	Shares	Amount
Subscriptions	3,506,476	$87,662	—	$—
Distributions reinvested	—	—	—	—
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	3,506,476	$87,662	—	$—

(1) The Fund commenced operations on December 15, 2025. Accordingly, there is no activity for the period from March 14, 2025 (inception) to March 31, 2025.

Share Repurchase Program

The Fund does not intend to list the Shares on a securities exchange and does not expect a public market for the Shares to develop. Beginning no later than the first full calendar quarter after the two-year anniversary of the Initial Closing, and subject to Board discretion, the Fund intends to commence a share repurchase program under which it may offer to repurchase, each quarter, up to 5% of the Fund’s outstanding Shares by number of Shares as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the program at any time if it determines such action is in the best interest of the Fund and/or its Shareholders, and repurchases may not be available each quarter. The Fund intends to conduct repurchase offers in accordance with Rule 13e-4 under the Exchange Act and the 1940 Act, and all repurchased Shares will be retired and become authorized and unissued Shares.

Repurchases, if offered, are expected to be made at NAV per Share as of the applicable valuation date, subject to a 2% early repurchase deduction on Shares tendered within 12 months of their initial issue date. Shares will be treated as repurchased on a first-in, first-out basis for purposes of applying the deduction. Any early repurchase deduction will be retained by the Fund for the benefit of remaining Shareholders and will not be paid to the Investment Adviser. There were no repurchases for the three months ended March 31, 2026.

Distributions

The Fund authorizes and declares distribution amounts per share of Shares of beneficial interest payable quarterly in arrears.

The following tables summarizes the distribution declarations for the three months ended March 31, 2026:

	Distributions through Common Shares
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared
March 17, 2026	March 17, 2026	April 20, 2026	$0.60	$2,104
Total			$0.60	$2,104

Distribution Reinvestment Plan

The Fund has adopted a distribution reinvestment plan, pursuant to which it will reinvest all cash distributions declared on behalf of the Fund's Shareholders who do not elect to receive their distributions in cash. As a result, if the Fund declares a cash distribution, then Shareholders who have not opted out of the distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating Shareholder’s account to three decimal places. The Fund commenced operations on December 15, 2025. Accordingly, there is no activity for the period from March 14, 2025 (inception) to March 31, 2025.

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

Capital Commitments

The Fund is structured as a drawdown vehicle. Investors have contractually committed capital to the Fund (the “Capital Commitments”), which is called by the Fund from time to time through capital calls to fund investments, expenses, interest, and other obligations in accordance with the Fund’s governing documents. As of March 31, 2026, aggregate Capital Commitments totaled $461.3 million, of which $373.7 million remained undrawn.

Unfunded Commitments

The Fund may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances, for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies.

As of March 31, 2026, the Fund has the following unfunded commitments to portfolio companies:

March 31, 2026
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment
Alpha US Buyer LLC	First Lien Debt - Revolver	4/4/2030	$36
Alpha US Buyer LLC	First Lien Debt - Delayed Draw	4/4/2030	66
Ambient Enterprises Holdco LLC	First Lien Debt - Delayed Draw	6/28/2030	502
Ambient Enterprises Holdco LLC	First Lien Debt - Revolver	12/8/2029	1,036
Ambient Enterprises Holdco LLC	First Lien Debt - Delayed Draw	6/30/2030	2,070
Argano LLC	First Lien Debt - Revolver	9/13/2029	269
Bennett West, LLC	First Lien Debt - Revolver	1/16/2031	2,281
BNP Associates Buyer Inc.	First Lien Debt - Revolver	8/19/2030	19
C3 AcquisitionCo, LLC	First Lien Debt - Revolver	11/26/2030	201
CSG Buyer Inc.	First Lien Debt - Delayed Draw	7/29/2029	756
CSG Buyer Inc.	First Lien Debt - Revolver	7/29/2029	202
DRS Holdings III, Inc.	First Lien Debt - Revolver	11/1/2028	343
Decision Point Technologies, LLC	First Lien Debt - Revolver	9/1/2029	109
Engineering Resource Group Buyer, LLC	First Lien Debt - Delayed Draw	2/5/2033	1,946
Engineering Resource Group Buyer, LLC	First Lien Debt - Revolver	2/5/2033	973
HHC InXpress Group GP LLC	Equity	7/31/2029	65
JS Global, LLC	First Lien Debt - Revolver	7/31/2030	1,050
Life Science Intermediate Holdings, LLC	First Lien Debt - Revolver	6/10/2027	517
Life Science Intermediate Holdings, LLC	First Lien Debt - Delayed Draw	6/10/2027	1,276
Machine Sciences Corp	First Lien Debt - Delayed Draw	3/31/2032	9,000
Machine Sciences Corp	First Lien Debt - Revolver	3/31/2032	1,286
Medical Device, Inc.	First Lien Debt - Revolver	7/11/2029	1,008
NWP Acquisition Holdings, LLC	First Lien Debt - Delayed Draw	11/21/2030	8,904
NWP Acquisition Holdings, LLC	First Lien Debt - Revolver	11/21/2030	2,871
OSR Opco LLC	First Lien Debt - Revolver	3/15/2029	2,184
Par Excellence Holdings Inc.	First Lien Debt - Revolver	9/3/2030	965
ResiXperts Holdco, LLC	First Lien Debt - Delayed Draw	5/2/2030	12,229
ResiXperts Holdco, LLC	First Lien Debt - Revolver	5/2/2030	1,454
Salt US Holdco LLC	First Lien Debt - Delayed Draw	7/31/2029	15,925
Salt US Holdco LLC	First Lien Debt - Delayed Draw	7/31/2029	221
Salute Mission Critical Holdings LLC	First Lien Debt - Delayed Draw	11/30/2029	6,666
SDG Management Co LLC	First Lien Debt - Delayed Draw	7/1/2028	134
SDG Management Co LLC	First Lien Debt - Revolver	7/1/2028	57
Security Buyer, LLC	First Lien Debt - Delayed Draw	3/31/2032	1,770
Security Buyer, LLC	First Lien Debt - Revolver	3/31/2032	2,951
Sens Intermediate Holdings LLC	First Lien Debt - Delayed Draw	3/10/2031	680
Sens Intermediate Holdings LLC	First Lien Debt - Revolver	3/10/2031	453
Talent Worldwide Inc	First Lien Debt - Revolver	1/16/2031	439
Tender Products, INC.	First Lien Debt - Revolver	7/31/2030	1,989
VP Deliver Parent Inc	First Lien Debt - Delayed Draw	2/13/2031	1,331
VP Deliver Parent Inc	First Lien Debt - Revolver	2/13/2031	1,426
Upland Software, Inc.	First Lien Debt - Revolver	7/25/2031	2,553
Total Unfunded Commitments			$90,213

As of December 31, 2025, the Fund has the following unfunded commitments to portfolio companies:

December 31, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment
Alpha US Buyer LLC	First Lien Debt - Revolver	4/4/2030	$36
Alpha US Buyer LLC	First Lien Debt - Delayed Draw	4/4/2030	76
Ambient Enterprises Holdco LLC	First Lien Debt - Delayed Draw	6/30/2030	1,392
Ambient Enterprises Holdco LLC	First Lien Debt - Revolver	12/8/2029	1,036
Ambient Enterprises Holdco LLC	First Lien Debt - Delayed Draw	6/30/2030	2,070
Argano LLC	First Lien Debt - Revolver	9/13/2029	269
Barcoding Inc.	First Lien Debt - Revolver	9/1/2029	109
BNP Associates Buyer Inc.	First Lien Debt - Revolver	8/19/2030	18
C3 AcquisitionCo, LLC	First Lien Debt - Delayed Draw	11/26/2030	582
C3 AcquisitionCo, LLC	First Lien Debt - Revolver	11/26/2030	201
CSG Buyer Inc.	First Lien Debt - Delayed Draw	7/29/2029	756
CSG Buyer Inc.	First Lien Debt - Revolver	7/29/2029	252
DRS Holdings III, Inc.	First Lien Debt - Revolver	11/1/2028	343
Life Science Intermediate Holdings, LLC	First Lien Debt - Revolver	6/10/2027	517
Life Science Intermediate Holdings, LLC	First Lien Debt - Delayed Draw	6/10/2027	1,276
NWP Acquisition Holdings, LLC	First Lien Debt - Delayed Draw	11/21/2030	872
NWP Acquisition Holdings, LLC	First Lien Debt - Revolver	11/21/2030	1,090
OSR Opco LLC	First Lien Debt - Revolver	3/15/2029	344
Par Excellence Holdings Inc.	First Lien Debt - Revolver	9/3/2030	965
ResiXperts Holdco, LLC	First Lien Debt - Delayed Draw	5/2/2030	11,472
ResiXperts Holdco, LLC	First Lien Debt - Revolver	5/2/2030	1,696
Salt US Holdco LLC	First Lien Debt - Delayed Draw	7/31/2029	742
Salute Mission Critical Holdings LLC	First Lien Debt - Delayed Draw	11/30/2029	2,919
SDG Management Co LLC	First Lien Debt - Delayed Draw	7/1/2028	224
SDG Management Co LLC	First Lien Debt - Revolver	7/1/2028	57
Sens Intermediate Holdings LLC	First Lien Debt - Delayed Draw	3/10/2031	680
Sens Intermediate Holdings LLC	First Lien Debt - Revolver	3/10/2031	453
Upland Software, Inc.	First Lien Debt - Revolver	7/25/2031	920
Total Unfunded Commitments			$31,367

9. FINANCIAL HIGHLIGHTS

Below is the schedule of the Fund’s financial highlights:

	Three Months Ended March 31,
	2026	2025 (5)
Per Share Data:
Net assets, beginning of period	$24.81	$—
Net investment income (loss)(1)	0.61	—
Net realized gain (loss) (1)	0.00	—
Net change in unrealized appreciation (depreciation) (1) (3)	(0.16)	—
Net increase (decrease) in net assets resulting from operations (1)	0.45	—
Distributions declared from net investment income	(0.60)	—
Total increase (decrease) in net assets	(0.15)	—
Net assets, end of period	$24.66	$—
Common shares outstanding, end of period	3,506,476	—
Total return based on NAV (2)	1.80%	—
Ratio/Supplemental data:
Net assets, end of period	$86,483	$—
Ratio of total expenses to average net assets(6)	13.09%	—
Ratio of net investment income (loss) to average net assets(6)	10.05%	—
Portfolio turnover rate (4)	24.16%	—
Supplemental Data:
Total capital commitments, end of period	$461,326	$—
Ratio of total contributed capital to total committed capital, end of period	19.00%	—
Weighted average shares outstanding	3,506,476	—
Asset coverage ratio	160%	—

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
(5)
The Fund commenced operations on December 15, 2025. Accordingly, there is no activity for the period from March 14, 2025 (inception) to March 31, 2025.
(6)
The ratios reflect an annualized amount.

10. SUBSEQUENT EVENTS

The Fund’s management has evaluated subsequent events through the date that the financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in the financial statements or accompanying notes except as discussed below.

On April 1, 2026, the Fund closed on additional capital commitments totaling $58.2 million.

On April 17, 2026, the Fund issued a capital call notice, with a funding date of April 30, 2026, for $47.8 million of additional capital. In connection with the capital call, the Fund issued 1.9 million additional shares as of April 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this report. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Forward-Looking Statements” appearing elsewhere in this report.

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

As of March 31, 2026, the Fund’s portfolio was predominantly invested in U.S. dollar-denominated, first-lien senior secured debt instruments across a diversified set of industries, with an emphasis on first lien core middle market lending. The portfolio reflected a disciplined underwriting approach, conservative leverage at the borrower level, and an ongoing focus on covenant protection and downside risk mitigation.

Investments

The Fund received initial seed capital on November 20, 2025 and commenced investment operations on December 15, 2025, the date the Fund purchased the Initial Portfolio, and therefore does not have prior periods with which to compare the Fund's investment operating results for the three months ended March 31, 2026.

The following summarizes the Fund's investment activity for the three months ended March 31, 2026 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025 (1)
Beginning Balance	$99,713	$—
Investments purchased	156,156	—
Net accretion of discount on investments	237	—
Net change in unrealized (appreciation) depreciation on investments	(552)	—
Investments sold or repaid	(38,293)	—
Closing Balance	$217,261	$—

(1) The Fund commenced operations on December 15, 2025. Accordingly, there is no activity for the period from March 14, 2025 (inception) to March 31, 2025.

As of March 31, 2026, 100.0% of the first lien senior secured loan investments in the Fund's portfolio bore interest at floating rates. Given the current interest rate environment in the United States, Secured Overnight Financing Rate (“SOFR”) base rates are above the floors in effect as of quarter-end. Base rates on 100.0% of the loans in the portfolio exceed the stated floors. As of March 31, 2026, the weighted average spread over applicable SOFR for the Fund's senior secured loans outstanding was 3.66% and the weighted average contractual interest rate was 5.54%. As of December 31, 2025, the weighted average spread over applicable SOFR for the Fund's senior secured loans outstanding was 3.72% and the weighted average contractual interest rate was 5.62%.

The following table shows the composition of the Fund's investment portfolio as of March 31, 2026 (dollars in thousands):

	March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$215,346	$214,826	98.88%
Equity	2,435	2,435	1.12
Total Investments at fair value	$217,781	$217,261	100.00%

The following table shows the composition of the Fund's investment portfolio as of December 31, 2025 (dollars in thousands):

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$99,681	$99,713	100.00%
Total Investments at fair value	$99,681	$99,713	100.00%

The following is a summary of the industry classifications in which the Fund invested as of March 31, 2026 (dollars in thousands):

	March 31, 2026
Industry Classification	Fair Value	Percentage of Total Investments (at Fair Value)
Aerospace / MRO Services	$13,475	6.20%
Application Software	19,206	8.83%
Architectural & Engineering Services	3,763	1.73%
Business Services	207	0.10%
Capital Equipment	19,766	9.10%
Commercial Aviation	13,009	5.99%
Construction	4,258	1.96%
Construction & Building	2,832	1.30%
Consumer Products	10,417	4.79%
Data Center / Other Commercial Services	16,181	7.45%
Dermatology	1,450	0.67%
Electrical Components & Equipment	1,906	0.88%
Global Consumer Products	6,332	2.91%
Healthcare & Pharmaceuticals	7,910	3.64%
HVAC Consulting & Distribution	11,388	5.24%
Industrial Products Distribution / After-Market Services	11,205	5.16%
IT Services	10,226	4.71%
Life Sciences	7,582	3.49%
Manufacturing	410	0.19%
Professional Services	12,503	5.75%
Residential & Light Commercial HVAC	8,669	3.99%
Roofing Services	15,980	7.36%
Supply Chain Equipment & Services	11,812	5.44%
Transportation	6,774	3.12%
Total	$217,261	100.00%

The following is a summary of the industry classifications in which the Fund invested as of December 31, 2025 (dollars in thousands):

	December 31, 2025
Industry Classification	Fair Value	Percentage of Total Investments (at Fair Value)
Aerospace / MRO Services	$6,001	6.02%
Application Software	7,181	7.20%
Architectural & Engineering Services	3,723	3.73%
Business Services	210	0.21%
Data Center / Other Commercial Services	13,265	13.30%
Dermatology	1,362	1.37%
Electrical Components & Equipment	1,911	1.92%
Global Consumer Products	6,383	6.40%
Healthcare & Pharmaceuticals	5,067	5.08%
HVAC Consulting & Distribution	10,526	10.56%
Industrial Products Distribution / After-Market Services	8,216	8.24%
IT Services	10,250	10.28%
Life Sciences	7,602	7.62%
Manufacturing	401	0.40%
Residential & Light Commercial HVAC	6,329	6.35%
Roofing Services	3,353	3.36%
Supply Chain Equipment & Services	2,602	2.61%
Transportation	5,331	5.35%
Total	$99,713	100.00%

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

The following tables show the composition of the Fund's portfolio on the 1 to 6 investment performance rating scale (dollar amounts in thousands). Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial conditions, market conditions or developments, and other factors:

	March 31, 2026
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
1	$36,420	16.76%	7
2	160,332	73.80	19
3	20,509	9.44	3
4	—	—	—
5	—	—	—
6	—	—	—
Total	$217,261	100.00%	29

	December 31, 2025
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
1	$29,667	29.75%	6
2	56,115	56.28	11
3	13,931	13.97	2
4	—	—	—
5	—	—	—
6	—	—	—
Total	$99,713	100.00%	19

The following table presents the amortized cost of the Fund's performing and non-accrual investments as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026		December 31, 2025
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$217,781	100.0%	$99,681	100.0%
Non-accrual	—	—	—	—
Total	$217,781	100.0%	$99,681	100.0%

Results of Operations

The Fund commenced operations on December 15, 2025. The operating results consist primarily of organizational costs incurred from inception through the commencement of operations and other expenses including certain up front offering costs incurred related to the Fund's filings and share issuance.

For the three months ended March 31, 2026 and 2025, the Fund's operating results were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025 (1)
Operating Results
Total investment income	$4,895	$—
Interest expense	(2,115)	—
Other expense	(654)	—
Net change in unrealized appreciation (depreciation)	(552)	—
Net increase (decrease) in net assets before organizational expenses	$1,574	$—
Net increase (decrease) in net assets resulting from operations	$1,574	$—

(1) The Fund commenced operations on December 15, 2025. Accordingly, there is no activity for the period from March 14, 2025 (inception) to March 31, 2025.

Investment Income

On December 15, 2025, prior to its election to be regulated as a BDC under the 1940 Act, the Fund purchased certain portfolio investments (at fair value) in the amount of approximately $100 million (the “Initial Portfolio”). The Fund accrued investment income on the Initial Portfolio beginning December 15, 2025. For the three months ended March 31, 2026, investment income was $4.9 million. We expect our portfolio to continue to grow as it raises capital through offerings and investment income to grow commensurately. The shifting environment in base interest rates may affect the Fund's investment income over the long term.

For the three months ended March 31, 2026 and 2025, the composition of the Fund's investment income was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025 (1)
Investment Income
Interest income	$4,895	$—
Total investment income	$4,895	$—

(1) The Fund commenced operations on December 15, 2025. Accordingly, there is no activity for the period from March 14, 2025 (inception) to March 31, 2025.

Operating Expenses

For the three months ended March 31, 2026 and 2025, the composition of the Fund's operating expenses was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025 (1)
Interest expense	$2,115	$—
Administration expense	128	—
Management fees	249	—
Organization costs	—	173
Trustees’ fees	60	—
Professional fees	62	—
Custody expense	19	—
Other general and administrative expenses	136	—
Total expenses	$2,769	$173

(1) The Fund commenced operations on December 15, 2025. Accordingly, there is no activity for the period from March 14, 2025 (inception) to March 31, 2025.

Total expenses for the three months ended March 31, 2026 was $2.8 million consisting primarily of legal, formation and accounting fees incurred in connection with the organization of the Fund, and interest and debt financing expenses incurred in connection with the credit facilities, as well as professional fees. We anticipate formation costs to decrease in relation to our income as we continue to ramp up our portfolio.

Net Change in Unrealized Appreciation or Depreciation on Investments

Net change in unrealized appreciation (depreciation) for the three months ended March 31, 2026 totaled approximately $(0.6) million. This activity reflects the changes in fair value of investments as determined by the Board in compliance with the Fund's valuation policy.

Financial Condition and Outlook

As of March 31, 2026, the Fund is well positioned with a high quality diversified portfolio supported by recurring interest income from portfolio investments and access to leverage through its financing arrangements. Net leverage at the portfolio company level remained moderate, and the Adviser continued to monitor credit performance closely, particularly in light of evolving macroeconomic conditions and higher interest rate sensitivity among certain borrowers.

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

As of March 31, 2026, the Fund had $15.5 million in cash and cash equivalents, $98.3 million of debt outstanding on its revolving credit facility, $47 million outstanding on its subscription line and $205 million total available on its financing facilities. See “Borrowings” below for additional information.

Share Issuances

The following table summarizes transactions in Shares of beneficial interest during the three months ended March 31, 2026 (dollars in thousands):

Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Proceeds
March 31, 2026	3,506,476	$87,662

Total	3,506,476	$87,662

The Fund commenced operations on December 15, 2025. Accordingly, there is no activity for the period from March 14, 2025 (inception) to March 31, 2025.

Financing Facilities

The following tables show the Fund's outstanding debt, collectively referred to as the "Financing Facilities," as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$275,000	$98,271	$98,271	$176,729	$34,113
Subscription Financing Facility	75,000	47,000	47,000	28,000	28,000
Total	$350,000	$145,271	$145,271	$204,729	$62,113

(1)The unused portion is the amount upon which commitment fees, if any, are based.

(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$275,000	$54,971	$54,971	$220,029	$5,144
Subscription Financing Facility	75,000	12,000	12,000	63,000	63,000
Total	$350,000	$66,971	$66,971	$283,029	$68,144

(1)The unused portion is the amount upon which commitment fees, if any, are based.

(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.

For further details, see Note 6 “Borrowings" in our consolidated financial statements included in this report.

Share Repurchase Program

The Fund does not intend to list the Shares on a securities exchange and does not expect a public market for the Shares; therefore, Shareholders should expect limited liquidity. The Fund has not commenced repurchase offers, but beginning no later than the first full calendar quarter after the two-year anniversary of the Initial Closing, and subject to the discretion of the majority-independent Board, the Fund intends to offer quarterly repurchases of up to 5% of Shares outstanding, by number of Shares, as of the prior quarter-end.

The Board may amend, suspend or terminate the program at any time if it determines such action is in the best interests of the Fund and/or Shareholders, and repurchases may not be available each quarter. Repurchases are expected to be made at NAV per Share as of the applicable valuation date, subject to a 2% Early Repurchase Deduction for Shares tendered within 12 months of issuance, which will be retained by the Fund for the benefit of remaining Shareholders and not paid to the Investment Adviser.

Distributions

The Fund authorizes and declares distribution amounts per share of Shares of beneficial interest payable quarterly in arrears.

The following tables summarizes the distribution declarations for the three months ended March 31, 2026:

	Distributions through Common Shares
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared
March 17, 2026	March 17, 2026	April 20, 2026	$0.60	$2,104
Total			$0.60	$2,104

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

Unfunded Commitments

The Fund’s investment portfolio may contain revolving line of credit or delayed draw commitments, which require the Fund to fund when requested by portfolio companies. As of March 31, 2026, the Fund had unfunded investment commitments in the aggregate par amount of $90.2 million. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

As of March 31, 2026, 100% of the investments at fair value in the Fund's portfolio were at variable rates, subject to interest rate floors.

Assuming that the Fund's Consolidated Statement of Assets and Liabilities as of March 31, 2026 were to remain constant and that it took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments) (dollar amounts in thousands):

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$9,319	$(2,948)	$6,371
Up 200 basis points	6,213	(1,965)	4,247
Up 100 basis points	3,106	(983)	2,124
Down 100 basis points	(3,106)	983	(2,124)
Down 200 basis points	(6,213)	1,965	(4,247)
Down 300 basis points	(9,319)	2,948	(6,371)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of the Fund's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Fund's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Fund's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors described below and discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended March 31, 2026, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 except for the following:

Changes to U.S. tariff and import or export regulations may negatively impact our business.

The U.S. has recently implemented, modified and proposed significant tariff and trade-policy measures, and further actions or retaliatory measures may occur. In addition, geopolitical instability, including the ongoing conflict involving Iran and related instability in the Middle East, has heightened market uncertainty. These developments, or the perception that they may occur, could adversely affect global economic conditions, increase market volatility, disrupt supply chains, reduce global trade, increase costs or restrict our portfolio companies’ access to suppliers or customers. Any of these factors could have a material adverse effect on their business, financial condition and results of operations and, in turn, negatively impact our business.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The Fund did not engage in any unregistered sales of equity securities, issue any common stock under the Fund's dividend reinvestment plan, or purchase any common stock during the three months ended March 31, 2026.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits, Consolidated Financial Statement Schedules

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Declaration of Trust(1)
3.2	Bylaws(1)
4.1	Subscription Agreement(1)
10.1	Investment Advisory Agreement between the Fund and the Adviser(1)
10.2	Administration Agreement between the Fund and the Administrator(1)
10.3	Trademark License Agreement between the Fund and the Adviser(1)
10.4	Dividend Reinvestment Plan(1)
10.5	Form of Indemnification Agreement for Trustees(1)
10.6	Custody Agreement by and between the Fund and the Custodian(1)
10.7	Revolving Credit Agreement, dated as of December 24, 2025, by and among Sound Point Direct Lending BDC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders thereto(2)
10.8	Loan and Security Agreement, dated as of December 15, 2025, by and among Sound Point Direct Lending BDC SPV LLC, JPMorgan Chase Bank, N.A. as administrative agent, and the lenders thereto(2)
14.1	Code of Ethics of Sound Point Direct Lending BDC(1)
14.2	Code of Ethics of Sound Point Capital Management, LP (1)
19.1	Insider Trading Policy (Included in the Code of Ethics of the Registrant and Sound Point Capital Management, LP) (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL and contained in Exhibit 101

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

SOUND POINT DIRECT LENDING BDC

Date: May 15, 2026	By:	/s/ Andrew Eversfield
Andrew Eversfield
Chief Executive Officer

Date: May 15, 2026	By:	/s/ Daniel Fabian
Daniel Fabian
Chief Financial Officer and Treasurer