Form 10-Q
period 2026-06-30
Sound Point Direct Lending BDC
filed 2026-08-14
CIK 2061174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 814-01938

Sound Point Direct Lending BDC

(Exact name of Registrant as specified in its Charter)

Delaware	33-4342329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
375 Park Avenue, 34th Floor New York, New York	10152
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 895-2280

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

The issuer had 6,622,572 shares of beneficial interest, $0.001 par value per share, outstanding as of August 14, 2026.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SOUND POINT DIRECT LENDING BDC

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)

ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $340,320 and $99,681 respectively)	$340,300	$99,713
Cash	3,328	680
Cash equivalents	4,468	52,011
Interest receivable	1,166	162
Deferred offering costs	184	238
Deferred financing costs	2,332	2,531
Prepaid expenses and other assets	41	90
Total assets	$351,819	$155,425

LIABILITIES
Debt	210,271	66,971
Interest payable	1,985	205
Distributions payable	3,272	—
Due to affiliates	—	358
Management fees payable	718	29
Accrued professional fees	38	131
Accrued administration expense	295	41
Accrued expenses and other liabilities	130	677
Total liabilities	$216,709	$68,412
Commitments and contingencies (Note 8)

NET ASSETS
Common shares, $0.001 par value, unlimited common shares authorized; 5,453,635 and 3,506,476 shares issued and outstanding at June 30, 2026 and December 31, 2025	$5	$4
Paid-in capital in excess of par value	135,907	87,627
Accumulated (Deficit) net distributable earnings	(802)	(618)
Total Net Assets	$135,110	$87,013
Total Liabilities and Net Assets	$351,819	$155,425
Net Asset Value Per Share	$24.77	$24.81

The accompanying notes are an integral part of these consolidated financial statements.

SOUND POINT DIRECT LENDING BDC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025(1)	2026	2025(2)
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$7,068	$—	$11,963	$—
Payment-in-kind interest income	21	—	21	—
Total investment income	7,089	—	11,984	—
Expenses:
Organization costs	—	87	—	260
Interest expense	2,738	—	4,853	—
Professional fees	78	—	140	—
Administration expense	129	—	257	—
Management fees	440	—	689	—
Board of trustees' fees	56	—	116	—
Custody expense	24	—	43	—
Other general and administrative expenses	360	—	496	—
Total expenses	3,825	87	6,594	260
Net investment income (loss)	3,264	(87)	5,390	(260)

Realized and unrealized gain (loss) on investments:
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	500	—	(52)	—
Total net realized and unrealized gain (loss) on investments:	500	—	(52)	—
Net increase (decrease) in net assets resulting from operations	$3,764	$(87)	$5,338	$(260)

Per share information - basic and diluted:
Net investment income (loss)	$0.65	$—	$1.26	$—
Net increase (decrease) in net assets resulting from operations per share	$0.74	$—	$1.25	$—
Distributions declared per share	$0.60	$—	$1.20	$—
Weighted average shares outstanding	5,047,085	—	4,276,781	—

(1) For the period from April 1, 2025 to June 30, 2025.

(2) For the period from March 14, 2025 (inception) to June 30, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

SOUND POINT DIRECT LENDING BDC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025 (1)	2026	2025 (2)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$3,264	$(87)	$5,390	$(260)
Total net change in unrealized appreciation (depreciation)	500	—	(52)	—
Net increase (decrease) in net assets resulting from operations	3,764	(87)	5,338	(260)

Decrease in net assets resulting from Shareholder distributions:
Distributions of investment income	(3,272)	—	(5,376)	—
Net decrease in net assets resulting from Shareholder distributions	(3,272)	—	(5,376)	—

Increase in net assets resulting from capital share transactions:
Reinvestments of shareholder distributions	367	—	367	—
Issuance of Common Shares	47,768	—	47,768	—
Net increase in net assets resulting from capital share transactions	48,135	—	48,135	—

Total increase (decrease) in net assets	48,627	(87)	48,097	(260)
Net assets, beginning of period	86,483	—	87,013	—
Net assets, end of period	$135,110	$(87)	$135,110	$(260)

(1) For the period from April 1, 2025 to June 30, 2025 .

(2) For the period from March 14, 2025 (inception) to June 30, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

SOUND POINT DIRECT LENDING BDC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands, except share and per share data)

	Six Months Ended June 30,
	2026	2025 (1)
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$5,338	$(260)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Payment-in-kind interest income	(21)	—
Net accretion of discount and amortization of premium	(447)	—
Proceeds from sale of investments and principal repayments	40,306	—
Purchases of investments	(280,477)	—
Net change in unrealized (appreciation) depreciation on investments	52	—
Amortization of offering costs	234	—
Amortization of deferred financing costs	351	—
Changes in operating assets and liabilities:
Interest receivable	(1,004)	—
Management fees payable	689	—
Prepaid expenses and other assets	49	—
Organization costs payable	—	260
Due to affiliates	(358)	—
Accrued administration expense	254	—
Interest payable	1,780	—
Accrued professional fees	(93)	—
Accrued expenses and other liabilities	(548)	—
Net cash provided by (used in) operating activities	(233,895)	—
Cash flows from financing activities
Proceeds from issuance of shares	47,768	—
Shareholder distributions	(1,737)
Borrowings	222,300	—
Deferred offering costs paid	(180)	—
Deferred financing costs paid	(151)	—
Debt repayments	(79,000)	—
Net cash provided by (used in) financing activities	189,000	—
Net decrease in cash and cash equivalents	(44,895)	—
Cash and cash equivalents, beginning of period	52,691	—
Cash and cash equivalents, end of period	$7,796	$—
Supplemental disclosure of cash flow information and non-cash financing activities
Distributions payable	$3,272	$—
Cash interest paid	$2,722	$—
Issuance of common shares pursuant to dividend reinvestment plan	$367	$—

(1) For the period from March 14, 2025 (inception) to June 30, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2026

(Unaudited)

(in thousands, except share and per share data)

Portfolio Company (1)(2)(4)	Footnotes	Investment	Reference Rate and Spread (3)	Interest Rate (3)	Maturity Date	Par Amount/Shares	Amortized Cost (11)	Fair Value	% of Net Assets(5)
Investments
Debt Investments
Aerospace / MRO Services
Machine Sciences Corp	(4)(6)	First Lien Debt - Term Loan	S + 4.75%	8.45%	03/31/2032	$7,695	$7,602	$7,603	5.63%
Machine Sciences Corp	(4)(6)	First Lien Debt - Delayed Draw	S + 4.75%	8.48%	03/31/2032	9,000	8,946	8,892	6.58%
Machine Sciences Corp	(4)(7)(8)	First Lien Debt - Revolver	S + 4.75%	—	03/31/2032	1,286	(15)	(15)	-0.01%
TurbineAero Inc	(4)(6)	First Lien Debt - Term Loan	S + 5.75%	9.42%	10/21/2029	5,971	5,971	5,971	4.42%
Total Aerospace / MRO Services							22,504	22,451	16.62%

Application Software
Upland Software, Inc.	(4)(6)	First Lien Debt - Term Loan	S + 6.00%	9.73%	07/25/2031	19,618	19,343	19,031	14.09%
Upland Software, Inc.	(4)(7)(8)	First Lien Debt - Revolver	S + 6.00%	—	07/25/2031	2,553	(36)	(76)	-0.06%
Total Application Software							19,307	18,955	14.03%

Architectural & Engineering Services
CSG Buyer Inc.	(4)(6)	First Lien Debt - Term Loan	S + 6.25%	9.91%	07/29/2029	3,704	3,704	3,704	2.74%
CSG Buyer Inc.	(4)(8)	First Lien Debt - Delayed Draw	S + 6.25%	—	07/29/2029	756	—	—	—
CSG Buyer Inc.	(4)(8)	First Lien Debt - Revolver	S + 6.25%	—	07/29/2029	252	—	—	—
Total Architectural & Engineering Services							3,704	3,704	2.74%

Business Services
BNP Associates Buyer Inc.	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.23%	08/19/2030	197	197	197	0.15%
BNP Associates Buyer Inc.	(4)(8)	First Lien Debt - Revolver	S + 5.50%	9.15%	08/19/2030	29	10	10	0.01%
Total Business Services							207	207	0.16%

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2026

(Unaudited)

(in thousands, except share and per share data)

Portfolio Company (1)(2)(4)	Footnotes	Investment	Reference Rate and Spread (3)	Interest Rate (3)	Maturity Date	Par Amount/Shares	Amortized Cost (11)	Fair Value	% of Net Assets(5)
Capital Equipment
Bennett West, LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.23%	02/04/2033	$8,133	$7,979	$7,983	5.91%
Bennett West, LLC	(4)(8)	First Lien Debt - Revolver	S + 5.50%	9.24%	01/16/2031	2,851	1,658	1,658	1.23%
VP Deliver Parent Inc	(4)(6)	First Lien Debt - Term Loan	S + 4.75%	8.48%	02/13/2031	9,954	9,840	9,607	7.11%
VP Deliver Parent Inc	(4)(7)(8)	First Lien Debt - Delayed Draw	S + 4.75%	—	02/13/2031	1,331	(8)	(46)	-0.03%
VP Deliver Parent Inc	(4)(7)(8)	First Lien Debt - Revolver	S + 4.75%	—	02/13/2031	1,426	(16)	(50)	-0.04%
Total Capital Equipment							19,453	19,152	14.18%

Chemicals, Plastics, & Rubber
Hultec Buyer LLC	(4)(8)	First Lien Debt - Revolver	S + 5.65%	9.32%	03/30/2029	312	15	15	0.01%
Hultec Buyer LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.20%	03/30/2029	1,242	1,242	1,242	0.92%
Total Chemicals, Plastics, & Rubber							1,257	1,257	0.93%

Commercial Aviation
Security Buyer, LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.23%	03/31/2032	13,245	13,055	13,054	9.66%
Security Buyer, LLC	(4)(7)(8)	First Lien Debt - Delayed Draw	S + 5.50%	—	03/31/2032	1,770	(13)	(25)	-0.02%
Security Buyer, LLC	(4)(7)(8)	First Lien Debt - Revolver	S + 5.50%	—	03/31/2032	2,951	(42)	(42)	-0.03%
Total Commercial Aviation							13,000	12,987	9.61%

Construction
JS Global, LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.75%	9.48%	07/31/2030	3,880	3,828	3,823	2.83%
JS Global, LLC	(4)(8)	First Lien Debt - Revolver	S + 5.75%	9.39%	07/31/2030	1,500	280	278	0.21%
Total Construction							4,108	4,101	3.04%

Construction & Building
Engineering Resource Group Buyer, LLC	(4)(6)	First Lien Debt - Term Loan	S + 6.00%	9.67%	01/27/2033	2,904	2,871	2,867	2.12%
Engineering Resource Group Buyer, LLC	(4)(6)(8)	First Lien Debt - Delayed Draw	S + 6.00%	9.69%	02/05/2033	1,946	623	607	0.45%
Engineering Resource Group Buyer, LLC	(4)(7)(8)	First Lien Debt - Revolver	S + 6.00%	—	02/05/2033	973	(11)	(13)	-0.01%
Main Line Commercial Pools LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	8.93%	04/06/2033	2,530	2,499	2,499	1.85%
Main Line Commercial Pools LLC	(4)(7)(8)	First Lien Debt - Delayed Draw	S + 5.25%	—	04/06/2033	2,919	(18)	(35)	-0.03%
Main Line Commercial Pools LLC	(4)(7)(8)	First Lien Debt - Revolver	S + 5.25%	—	04/06/2033	730	(9)	(9)	-0.01%
Peak Utility Services	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	8.87%	04/30/2032	8,870	8,748	8,749	6.48%
Peak Utility Services	(4)(7)(8)	First Lien Debt - Delayed Draw	S + 5.25%	—	04/30/2032	6,357	(43)	(86)	-0.06%
Peak Utility Services	(4)(8)	First Lien Debt - Revolver	S + 5.25%	8.87%	04/30/2032	1,774	405	405	0.30%
Total Construction & Building							15,065	14,984	11.09%

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2026

(Unaudited)

(in thousands, except share and per share data)

Portfolio Company (1)(2)(4)	Footnotes	Investment	Reference Rate and Spread (3)	Interest Rate (3)	Maturity Date	Par Amount/Shares	Amortized Cost (11)	Fair Value	% of Net Assets(5)
Consumer Products
Tender Products, INC.	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	8.91%	07/31/2030	$10,557	$10,441	$10,557	7.81%
Tender Products, INC.	(4)(7)(8)	First Lien Debt - Revolver	S + 5.25%	—	07/31/2030	1,989	(22)	—	—
Total Consumer Products							10,419	10,557	7.81%

Data Center / Other Commercial Services
C3 AcquisitionCo, LLC	(4)(6)(8)	First Lien Debt - Delayed Draw	S + 5.25%	8.89%	11/26/2030	11,877	8,431	8,351	6.18%
C3 AcquisitionCo, LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	8.89%	11/26/2030	4,280	4,223	4,225	3.13%
C3 AcquisitionCo, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.25%	8.89%	11/26/2030	748	738	738	0.55%
C3 AcquisitionCo, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.25%	8.89%	11/26/2030	580	573	573	0.42%
C3 AcquisitionCo, LLC	(4)(6)(8)	First Lien Debt - Revolver	S + 5.25%	8.92%	11/26/2030	501	294	294	0.22%
Salute Mission Critical Holdings LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.14%	8.78%	11/30/2029	10,316	10,301	10,316	7.64%
Salute Mission Critical Holdings LLC	(4)(7)(8)	First Lien Debt - Delayed Draw	S + 5.14%	—	11/30/2029	6,666	(8)	—	—
Total Data Center / Other Commercial Services							24,552	24,497	18.14%

Dermatology
SDG Management Co LLC	(4)(6)	First Lien Debt - Term Loan	S + 6.10%	9.83%	07/03/2028	306	306	306	0.23%
SDG Management Co LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.85%	9.52%	07/01/2028	450	450	450	0.33%
SDG Management Co LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.85%	9.51%	07/01/2028	302	302	302	0.22%
SDG Management Co LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.85%	9.51%	07/01/2028	378	378	378	0.28%
SDG Management Co LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 6.10%	9.84%	06/30/2028	127	127	127	0.09%
SDG Management Co LLC	(4)(6)(8)	First Lien Debt - Revolver	S + 5.85%	9.53%	07/01/2028	76	38	38	0.03%
Total Dermatology							1,601	1,601	1.18%

Electrical Components & Equipment
Sens Intermediate Holdings LLC	(4)(6)	First Lien Debt - Term Loan	S + 4.75%	8.48%	03/10/2031	1,901	1,901	1,901	1.41%
Sens Intermediate Holdings LLC	(4)(8)	First Lien Debt - Delayed Draw	S + 4.75%	—	03/10/2031	680	—	—	—
Sens Intermediate Holdings LLC	(4)(8)	First Lien Debt - Revolver	S + 4.75%	—	03/10/2031	453	—	—	—
Total Electrical Components & Equipment							1,901	1,901	1.41%
Global Consumer Products
DRS Holdings III, Inc.	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	8.89%	05/16/2033	$7,127	$7,057	$7,127	5.27%
DRS Holdings III, Inc.	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	8.89%	11/01/2028	6,154	6,134	6,154	4.55%
DRS Holdings III, Inc.	(4)(7)(8)	First Lien Debt - Revolver	S + 5.25%	—	11/01/2028	343	(1)	—	—
Total Global Consumer Products							13,190	13,281	9.82%

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2026

(Unaudited)

(in thousands, except share and per share data)

Portfolio Company (1)(2)(4)	Footnotes	Investment	Reference Rate and Spread (3)	Interest Rate (3)	Maturity Date	Par Amount/Shares	Amortized Cost (11)	Fair Value	% of Net Assets(5)
Healthcare Equipment & Services
Beacon Behavioral Holdings, LLC	(4)(6)	Senior Subordinated Loan	15.00% PIK	15.00%	06/21/2029	2,654	2,602	2,602	1.93%
Beacon Behavioral Holdings, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.50%	9.24%	06/21/2029	1,652	1,620	1,620	1.20%
Beacon Behavioral Holdings, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.50%	9.20%	06/21/2029	6,124	6,004	6,004	4.44%
Beacon Behavioral Holdings, LLC	(4)(7)(8)	First Lien Debt - Delayed Draw	S + 5.50%	—	06/21/2029	1,684	(17)	(33)	-0.02%
Beacon Behavioral Holdings, LLC	(4)(8)	First Lien Debt - Revolver	S + 5.50%	9.23%	06/21/2029	486	144	144	0.11%
Total Healthcare Equipment & Services							10,353	10,337	7.66%

Healthcare & Pharmaceuticals
Medical Device, Inc.	(4)(6)	First Lien Debt - Term Loan	S + 5.00%	8.67%	07/11/2029	3,018	2,991	3,018	2.23%
Medical Device, Inc.	(4)(7)(8)	First Lien Debt - Revolver	S + 5.00%	—	07/11/2029	1,008	(9)	—	—
Par Excellence Holdings Inc.	(4)(6)	First Lien Debt - Term Loan	S + 5.00%	8.66%	09/03/2030	4,120	4,061	3,903	2.89%
Par Excellence Holdings Inc.	(4)(6)	First Lien Debt - Term Loan	S + 5.00%	8.65%	09/03/2030	1,017	1,002	963	0.71%
Par Excellence Holdings Inc.	(4)(7)(8)	First Lien Debt - Revolver	S + 5.00%	—	09/03/2030	965	(14)	(51)	-0.04%
Total Healthcare & Pharmaceuticals							8,031	7,833	5.79%

HVAC Consulting & Distribution
Ambient Enterprises Holdco LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.23%	06/30/2030	7,558	7,558	7,558	5.59%
Ambient Enterprises Holdco LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.23%	06/30/2030	1,233	1,233	1,233	0.91%
Ambient Enterprises Holdco LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.23%	06/28/2030	997	997	997	0.74%
Ambient Enterprises Holdco LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.23%	06/30/2030	276	276	276	0.20%
Ambient Enterprises Holdco LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.50%	9.23%	06/28/2030	1,707	1,707	1,707	1.26%
Ambient Enterprises Holdco LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.50%	9.23%	06/30/2030	89	89	89	0.07%
Ambient Enterprises Holdco LLC	(4)(6)(8)	First Lien Debt - Delayed Draw	S + 5.50%	9.23%	06/30/2030	2,067	994	994	0.74%
Ambient Enterprises Holdco LLC	(4)(8)	First Lien Debt - Revolver	S + 5.50%	—	12/08/2029	1,036	—	—	—
Total HVAC Consulting & Distribution							12,854	12,854	9.51%

Industrial Products Distribution / After-Market Services
NWP Acquisition Holdings, LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	8.98%	11/21/2030	2,132	2,103	2,132	1.58%
NWP Acquisition Holdings, LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	8.98%	11/21/2030	5,798	5,798	5,798	4.29%
NWP Acquisition Holdings, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.25%	8.98%	11/21/2030	3,246	3,246	3,246	2.40%
NWP Acquisition Holdings, LLC	(4)(6)(8)	First Lien Debt - Delayed Draw	S + 5.25%	8.98%	11/21/2030	8,904	6,350	6,411	4.75%
NWP Acquisition Holdings, LLC	(4)(8)	First Lien Debt - Revolver	S + 5.25%	8.98%	11/21/2030	2,871	550	574	0.42%
Total Industrial Products Distribution / After-Market Services							18,047	18,161	13.44%

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2026

(Unaudited)

(in thousands, except share and per share data)

Portfolio Company (1)(2)(4)	Footnotes	Investment	Reference Rate and Spread (3)	Interest Rate (3)	Maturity Date	Par Amount/Shares	Amortized Cost (11)	Fair Value	% of Net Assets(5)
IT Services
Argano LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.15%	09/13/2029	$8,546	$8,546	$8,546	6.33%
Argano LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.50%	9.14%	09/13/2029	1,137	1,137	1,137	0.84%
Argano LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.50%	9.14%	09/13/2029	518	518	518	0.38%
Argano LLC	(4)(8)	First Lien Debt - Revolver	S + 5.50%	—	09/13/2029	269	—	—	—
Total IT Services							10,201	10,201	7.55%

Life Sciences
Life Science Intermediate Holdings, LLC	(4)(6)	First Lien Debt - Term Loan	S + 6.10%	9.76%	06/10/2027	1,717	1,717	1,717	1.27%
Life Science Intermediate Holdings, LLC	(4)(6)	First Lien Debt - Term Loan	S + 6.10%	9.76%	06/10/2027	981	981	981	0.73%
Life Science Intermediate Holdings, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 6.10%	9.74%	06/10/2027	1,829	1,829	1,829	1.35%
Life Science Intermediate Holdings, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 6.10%	9.76%	06/10/2027	588	588	588	0.44%
Life Science Intermediate Holdings, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 6.10%	9.76%	06/10/2027	303	303	303	0.22%
Life Science Intermediate Holdings, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 6.10%	9.76%	06/10/2027	303	303	303	0.22%
Life Science Intermediate Holdings, LLC	(4)(6)(8)	First Lien Debt - Delayed Draw	S + 6.10%	9.72%	06/10/2027	2,649	1,373	1,373	1.02%
Life Science Intermediate Holdings, LLC	(4)(6)	First Lien Debt - Revolver	S + 6.10%	9.83%	06/10/2027	985	985	985	0.73%
Total Life Sciences							8,079	8,079	5.98%

Manufacturing
Alpha US Buyer LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.23%	04/04/2030	8,500	8,415	8,500	6.29%
Alpha US Buyer LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.23%	04/04/2030	113	113	113	0.08%
Alpha US Buyer LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.23%	04/04/2030	172	172	172	0.13%
Alpha US Buyer LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.50%	9.23%	04/04/2030	100	100	100	0.07%
Alpha US Buyer LLC	(4)(6)(8)	First Lien Debt - Delayed Draw	S + 5.50%	9.23%	04/04/2030	88	40	40	0.03%
Alpha US Buyer LLC	(4)(8)	First Lien Debt - Revolver	S + 5.50%	—	04/04/2030	36	—	—	—
Total Manufacturing							8,840	8,925	6.60%

Packaging (Labels)
ID Images Acquisition LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.14%	07/30/2026	765	764	765	0.57%
ID Images Acquisition LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.14%	07/30/2026	4,505	4,502	4,505	3.33%
ID Images Acquisition LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.14%	07/30/2026	5,818	5,805	5,818	4.31%
ID Images Acquisition LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.14%	07/30/2026	3,100	3,093	3,100	2.29%
ID Images Acquisition LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.50%	9.14%	07/30/2026	2,531	2,526	2,531	1.87%
ID Images Acquisition LLC	(4)(7)(8)	First Lien Debt - Revolver	S + 5.50%	—	07/30/2026	1,236	(2)	—	—
Total Packaging (Labels)							16,688	16,719	12.37%

Professional Services
Portage Point Partners LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.00%	8.66%	05/02/2033	15,882	15,726	15,727	11.64%
Portage Point Partners LLC	(4)(7)(8)	First Lien Debt - Revolver	S + 5.00%	—	05/02/2033	2,118	(21)	(21)	-0.02%
Talent Worldwide Inc	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.23%	01/16/2031	12,230	12,062	12,062	8.93%
Talent Worldwide Inc	(4)(8)	First Lien Debt - Revolver	S + 5.50%	9.23%	01/16/2031	878	427	427	0.32%
Total Professional Services							28,194	28,195	20.87%

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2026

(Unaudited)

(in thousands, except share and per share data)

Portfolio Company (1)(2)(4)	Footnotes	Investment	Reference Rate and Spread (3)	Interest Rate (3)	Maturity Date	Par Amount/Shares	Amortized Cost (11)	Fair Value	% of Net Assets(5)
Residential & Light Commercial HVAC
ResiXperts Holdco, LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.16%	05/02/2030	$5,085	$5,030	$5,076	3.76%
ResiXperts Holdco, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.25%	8.89%	05/02/2030	2,431	2,406	2,426	1.80%
ResiXperts Holdco, LLC	(4)(6)(8)	First Lien Debt - Delayed Draw	S + 5.25%	8.91%	05/02/2030	13,415	11,607	11,737	8.68%
ResiXperts Holdco, LLC	(4)(8)	First Lien Debt - Revolver	S + 5.50%	9.14%	05/02/2030	1,983	506	525	0.39%
Total Residential & Light Commercial HVAC							19,549	19,764	14.63%

Roofing Services
OSR Opco LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.14%	03/15/2029	10,828	10,712	10,828	8.01%
OSR Opco LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.50%	9.14%	03/15/2029	2,439	2,439	2,439	1.81%
OSR Opco LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.50%	9.16%	03/15/2029	494	494	494	0.37%
OSR Opco LLC	(4)(6)(8)	First Lien Debt - Revolver	S + 5.50%	9.17%	03/15/2029	4,367	2,497	2,533	1.87%
Total Roofing Services							16,142	16,294	12.06%

Supply Chain Equipment & Services
Decision Point Technologies, LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	8.93%	09/01/2029	1,150	1,141	1,150	0.85%
Decision Point Technologies, LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	8.93%	09/01/2029	1,035	1,027	1,035	0.77%
Decision Point Technologies, LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.25%	8.91%	12/10/2032	2,809	2,783	2,809	2.08%
Decision Point Technologies, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.25%	8.98%	09/01/2029	268	265	268	0.20%
Decision Point Technologies, LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.25%	8.99%	09/24/2032	6,356	6,297	6,356	4.70%
Decision Point Technologies, LLC	(4)(6)(8)	First Lien Debt - Revolver	S + 5.25%	8.89%	09/01/2029	273	161	164	0.12%
Total Supply Chain Equipment & Services							11,674	11,782	8.72%

Transportation
Salt US Holdco LLC	(4)(6)	First Lien Debt - Term Loan	S + 5.73%	9.46%	07/31/2029	4,521	4,521	4,521	3.35%
Salt US Holdco LLC	(4)(6)	First Lien Debt - Delayed Draw	S + 5.73%	9.46%	07/31/2029	1,524	1,524	1,524	1.13%
Salt US Holdco LLC	(4)(8)	First Lien Debt - Delayed Draw	S + 5.73%	9.46%	07/31/2029	15,927	2,298	2,407	1.78%
Total Transportation							8,343	8,452	6.26%

Utilities: Electric
Bowe and Gant Electrical Services LLC	(4)(6)	First Lien Debt - Term Loan	S + 6.31%	9.98%	06/17/2033	9,758	9,622	9,622	7.12%
Total Utilities: Electric							9,622	9,622	7.12%

Total Debt Investments							336,885	336,853	249.32%

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2026

(Unaudited)

(in thousands, except share and per share data)

Portfolio Company (1)(2)(4)	Footnotes	Investment	Reference Rate and Spread (3)	Interest Rate (3)	Acquisition Date	Par Amount/Shares	Amortized Cost (11)	Fair Value	% of Net Assets(5)
Equity Investments
Capital Equipment
Bennett West, LLC	(4)(9)(10)	Equity - Common Stock			2/5/2026	1,000,000	1,000	1,000	0.74%
VP Deliver Parent Inc	(4)(9)(10)	Equity - Common Stock			2/17/2026	500,000	500	500	0.37%
Total Capital Equipment							1,500	1,500	1.11%

Construction & Building
Peak Utility Services	(4)(9)(10)	Equity - Common Stock			4/15/2026	1,000,000	1,000	1,000	0.74%
Total Construction & Building							1,000	1,000	0.74%

Transportation
HHC InXpress Group GP LLC	(4)(9)(10)	Equity - Common Stock			1/21/2026	935,000	935	947	0.70%
Total Transportation							935	947	0.70%

Total Equity Investments							3,435	3,447	2.55%

Total Investments							340,320	340,300	251.87%

Cash Equivalents
BlackRock Liquidity Funds T-Fund Institutional Share Class		Money Market	3.54%			4,467,905	4,468	4,468	3.31%
Total Cash Equivalents							4,468	4,468	3.31%

Total Investments and Cash Equivalents							$344,788	$344,768	255.18%

Liabilities in Excess of Other Assets								(209,658)	-155.18%

Net Assets								$135,110	100.00%

(1)
All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (the"1940 Act").
(2)
The issuers of debt and equity held by the Fund are domiciled in the United States unless otherwise noted.
(3)
The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), which reset monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at June 30, 2026. As of June 30, 2026, effective rates for 1 Month S, 3 Month S, and 12 Month S were 3.65%, 3.73%, and 3.99%, respectively. Certain investments are subject to a SOFR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)
Investment valued using unobservable inputs (Level 3). See “Description of ASC 820 Fair Value Hierarchy” for more information.
(5)
Percentage is based on net assets of $135,110 as of June 30, 2026.
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

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2026

(Unaudited)

(in thousands, except share and per share data)

committed. As a result, the purchase of commitments not fully funded may result in a negative cost and fair value until funded.
(9)
Non-income producing at June 30, 2026.
(10)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities.” As of June 30, 2026, the aggregate fair value of these securities is $3.4 million or 2.55% of the Fund’s net assets. The initial acquisition dates have been included for such securities.
(11)
The amortized cost represents the original cost, inclusive of any capitalized paid-in-kind (PIK) income, adjusted for the amortization of discounts and premiums, as applicable.

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
(2)
The issuers of debt and equity held by the Fund are domiciled in the United States unless otherwise noted.
(3)
The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), which reset monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2025. As of December 31, 2025, effective rates for 1 Month S, 3 Month S, and 12 Month S were 3.69%, 3.65%, and 3.42%, respectively. Certain investments are subject to a SOFR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)
Investment valued using unobservable inputs (Level 3). See “Description of ASC 820 Fair Value Hierarchy” for more information.
(5)
Percentage is based on net assets of $87,013 as of December 31, 2025.
(6)
Denotes that all or a portion of the assets are owned by SPV I. SPV I has entered into the Revolving Credit Facility. The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of SPV I. Accordingly, such assets are not available to creditors of the Fund.
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

The Fund conducted the initial closing of its private placements of common shares of beneficial interest, par value $0.001 per share (the "Shares"), on December 15, 2025 (the "Initial Closing") and commenced operations upon its closing, where it elected to be regulated as a BDC and file a Form 10 Registration Statement with the Securities and Exchange Commission (the “SEC”). Investors in the Fund's private placements enter into subscriptions agreements and will fund their capital commitments through drawdowns as requested by the Fund in accordance with the terms of their subscription agreements.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Fund are necessary for the fair statement of the results for the periods presented. The Fund is an investment company and follows the accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services – Investment Companies (“ASC 946”). Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Fund’s audited consolidated financial statements and notes related thereto for the period ended December 31, 2025, included in the Fund’s annual report on Form 10-K, which was filed with the SEC on March 30, 2026. The results for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

Consolidation

As provided under ASC 946, the Fund will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Fund. Accordingly, the Fund consolidated the accounts of SPV and Blocker, each a wholly-owned subsidiary of the Fund, as of June 30, 2026. All intercompany balances have been eliminated.

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

Cash equivalents include short-term highly liquid investments of sufficient credit quality that are readily convertible to known amounts of cash and have original maturities of three months or less. Cash equivalents are carried at cost which approximates fair value. Cash equivalents are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. At June 30, 2026 and December 31, 2025, the Fund held $4.5 million and $52.0 million of cash equivalents.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income.

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

Deferred Financing Costs

Deferred financing costs incurred in connection with the Revolving Credit Facility are capitalized as deferred financing costs on the Consolidated Statements of Assets and Liabilities. Such costs are presented as an asset and are amortized to interest expense on a straight-line basis over the contractual term of the revolving facility.

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

Base Management Fee

Under the Investment Advisory Agreement, the Fund pays to the Adviser an asset-based fee (the “Base Management Fee”) for management services in an amount equal to an annual rate of 0.625% of the average value of the Fund’s gross assets at the end of the two most recently completed quarters. Gross assets mean the Fund’s total assets, determined on a consolidated basis in accordance with U.S. GAAP, including assets purchased with borrowed funds or other forms of leverage, but excluding cash and cash equivalents (“Gross Assets”). The Base Management Fee will be calculated and payable quarterly in arrears. The Base Management Fee for any partial quarter will be appropriately pro-rated. The initial payment of the Base Management Fee shall be calculated based on the average Gross Assets as of the date of execution of the Investment Advisory Agreement, including, for the avoidance of doubt, assets acquired on such date, and the end of the fiscal quarter in which the Investment Advisory Agreement was executed. For the three and six months ended June 30, 2026, the Fund incurred a management fee of $0.4 million and $0.7 million, respectively. As of June 30, 2026, $0.7 million remained payable.

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

Administration Agreement

The Fund entered into the Administration Agreement with Sound Point Administration LLC ( “Administrator”) on December 15, 2025 (“Administration Agreement”), pursuant to which the Administrator furnishes the Fund with office facilities, equipment, and clerical, bookkeeping, and record-keeping services at such facilities. Under the Administration Agreement, the Administrator performs, or arranges for the performance of, the Fund’s required administrative services, which include being responsible for the financial records that the Fund is required to maintain and preparing reports to shareholders. In addition, the Administrator provides the Fund with accounting services, assists in determining and publishing net asset value ("NAV"), oversees the preparation and filing of tax returns, monitors the Fund’s compliance with tax laws and regulations, and prepares, and assists with any audits by an independent public accounting firm of, the Fund’s financial statements. The Administrator is also responsible for the printing and dissemination of reports to the Fund's Shareholders. It provides support for the Fund’s investor relations, generally oversees the payment of expenses and the performance of administrative and professional services rendered to the Fund by others and provides such other administrative services as may be designated from time to time.

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

Certain accounting and other administrative services may be delegated by the Administrator to select sub-administrators. The Administration Agreement may be terminated by the Fund without penalty upon not less than 60 days’ written notice to the Administrator and by the Administrator upon not less than 90 days’ written notice. The Administration Agreement will remain in effect if approved by the Board, including by a majority of the Fund's independent trustees, on an annual basis. The Administrator has entered into a sub-administration agreement with U.S. Bank Global Fund Services to provide the Fund with certain fund administration and bookkeeping services. For the three and six months ended June 30, 2026, the Fund incurred administration fees of $0.1 million and $0.3 million, respectively. As of June 30, 2026, $0.3 million remained payable.

Due to Affiliates

Due to affiliates consists of amounts payable to the Fund’s Adviser and its affiliates for expense reimbursements due under agreements entered into in the ordinary course of business. Such amounts are generally settled on a current basis and are included in liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

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

4. INVESTMENTS

The following is a summary of the composition of the Fund’s investment portfolio at cost and fair value as of June 30, 2026:

	June 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$334,283	$334,251	98.22%
Senior Subordinated Loan	2,602	2,602	0.76
Equity	3,435	3,447	1.02
Total Investments at fair value	$340,320	$340,300	100.00%

The following is a summary of the composition of the Fund’s investment portfolio at cost and fair value as of December 31, 2025:

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$99,681	$99,713	100.00%
Total Investments at fair value	$99,681	$99,713	100.00%

The following is a summary of the industry classification of the portfolio companies in which the Fund was invested in as of June 30, 2026:

	June 30, 2026
Industry Classification	Fair Value	Percentage of Total Investments (at Fair Value)
Aerospace / MRO Services	$22,451	6.59%
Application Software	18,955	5.57%
Architectural & Engineering Services	3,704	1.09%
Business Services	207	0.06%
Capital Equipment	20,652	6.07%
Chemicals, Plastics, & Rubber	1,257	0.37%
Commercial Aviation	12,987	3.82%
Construction	4,101	1.21%
Construction & Building	15,984	4.70%
Consumer Products	10,557	3.10%
Data Center / Other Commercial Services	24,497	7.20%
Dermatology	1,601	0.47%
Electrical Components & Equipment	1,901	0.56%
Global Consumer Products	13,281	3.90%
Healthcare & Pharmaceuticals	7,833	2.30%
Healthcare Equipment & Services	10,337	3.04%
HVAC Consulting & Distribution	12,854	3.78%
Industrial Products Distribution / After-Market Services	18,161	5.34%
IT Services	10,201	3.00%
Life Sciences	8,079	2.37%
Manufacturing	8,925	2.62%
Packaging (Labels)	16,719	4.91%
Professional Services	28,195	8.28%
Residential & Light Commercial HVAC	19,764	5.81%
Roofing Services	16,294	4.79%
Supply Chain Equipment & Services	11,782	3.46%
Transportation	9,399	2.76%
Utilities: Electric	9,622	2.83%
Total	$340,300	100.00%

The following is a summary of the industry classification of the portfolio companies in which the Fund was invested in as of December 31, 2025:

	December 31, 2025
Industry Classification	Fair Value	Percentage of Total Investments (at Fair Value)
Aerospace / MRO Services	$6,001	6.02%
Application Software	7,181	7.20%
Architectural & Engineering Services	3,723	3.73%
Business Services	210	0.21%
Data Center / Other Commercial Services	13,265	13.30%
Dermatology	1,362	1.37%
Electrical Components & Equipment	1,911	1.92%
Global Consumer Products	6,383	6.40%
Healthcare & Pharmaceuticals	5,067	5.08%
HVAC Consulting & Distribution	10,526	10.56%
Industrial Products Distribution / After-Market Services	8,216	8.24%
IT Services	10,250	10.28%
Life Sciences	7,602	7.62%
Manufacturing	401	0.40%
Residential & Light Commercial HVAC	6,329	6.35%
Roofing Services	3,353	3.36%
Supply Chain Equipment & Services	2,602	2.61%
Transportation	5,331	5.35%
Total	$99,713	100.00%

The following is a summary of the geographical concentration of the Fund’s investment portfolio as of June 30, 2026:

	June 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
United States	$340,320	$340,300	100.00%
Total	$340,320	$340,300	100.00%

The following is a summary of the geographical concentration of the Fund’s investment portfolio as of December 31, 2025:

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
United States	$99,681	$99,713	100.00%
Total	$99,681	$99,713	100.00%

5. FAIR VALUE MEASUREMENTS

The following fair value hierarchy table sets forth the Fund’s investments by level as of June 30, 2026:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$334,251	$334,251
Senior Subordinated Loan	—	—	2,602	2,602
Equity - Common Stock	—	—	3,447	3,447
Total non-controlled/non-affiliated investments	—	—	340,300	340,300
Money Market(1)	4,468	—	—	4,468
Total Investments at fair value	$4,468	$—	$340,300	$344,768

(1)
Cash equivalents balance represents amounts held in the interest-bearing money market fund – BlackRock Liquidity Funds T-Fund Institutional Share Class as of June 30, 2026.

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

The following table provides a reconciliation of the beginning and ending balances of the Fund’s investments at fair value that use Level 3 inputs for the six months ended June 30, 2026:

	First Lien Debt	Senior Subordinated Debt	Equity	Total Investments
Balance as of January 1, 2026	$99,713	$—	$—	$99,713
Purchases	274,449	2,581	3,447	280,477
Payment in kind	—	21	—	21
Net accretion of discounts (amortization of premium)	447	—	—	447
Sales, repayments and paydowns	(40,295)	—	(11)	(40,306)
Net realized gains (losses)	—	—	—	—
Net unrealized gains (losses)	(63)	—	11	(52)
Balance as of June 30, 2026	$334,251	$2,602	$3,447	$340,300
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Fund at the end of the period	$(63)	—	$11	$(52)

Transfers of investments between levels in the fair value hierarchy are recorded at the beginning of the period. For the six months ended June 30, 2026, there were no investments that transferred between levels.

Significant Unobservable Inputs

ASC 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The following tables present quantitative information about the significant unobservable inputs of the Fund’s Level 3 financial instruments as of June 30, 2026 and December 31, 2025. These tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Fund’s determination of fair value.

	As of June 30, 2026
				Range
Investment	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
First Lien Debt	$216,328	Market Yield Analysis	Market Yield	8.48%	10.99%	9.17%
First Lien Debt	117,923	Transaction Price	N/A	N/A	N/A	N/A
Senior Subordinated Loan	2,602	Transaction Price	N/A	N/A	N/A	N/A
Equity	3,447	Transaction Price	N/A	N/A	N/A	N/A
Total	$340,300

	As of December 31, 2025
				Range
Investment	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
First Lien Debt	$75,871	Market Yield Analysis	Market Yield	8.57%	10.10%	9.46%
First Lien Debt	23,842	Transaction Price	N/A	N/A	N/A	N/A
Total	$99,713

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

6. BORROWINGS

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, the Fund’s asset coverage was 164% and 230%.

On December 15, 2025, SPV I entered into a senior secured revolving credit facility with JPMorgan Chase Bank, N.A. ("Revolving Credit Facility"), drawing approximately $54.97 million to facilitate the initial purchase of the Fund's portfolio. The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of SPV I.

Borrowings under the Revolving Credit Facility bear interest at the applicable reference rate (which is Term SOFR or the Base Rate, each as defined in the documents governing the Revolving Credit) plus a 1.90% per annum margin, with an increased margin during events of default or when outstanding borrowings fall below required minimum funding thresholds.

As of June 30, 2026, the maximum borrowing capacity under the Revolving Credit Facility is $350 million with a potential maximum financing commitment available up to $425 million subject to the satisfaction of certain conditions set forth in the documents governing the Revolving Credit Facility. The Revolving Credit Facility scheduled termination date is on December 15, 2030. As of June 30, 2026, the Fund had $185.3 million outstanding under the Revolving Credit Facility.

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

As of June 30, 2026, the Subscription Financing Facility maximum financing commitment available is up to $75 million which matures on December 23, 2026, and may be extended for an additional period of up to 364 days, subject to the consent of JPMorgan Chase Bank, N.A. As of June 30, 2026 the Fund had $25 million outstanding on the Subscription Financing Facility.

The fair value of the Fund’s borrowings, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2026, approximates its carrying value because the Revolving Credit Facility and Subscription Financing Facility have variable interest based on selected short-term rates.

For the three and six months ended June 30, 2026 and 2025, the components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025 (1)	2026	2025
Interest expense	$2,547	$—	$4,502	$—
Amortization of deferred financing costs	191	—	351	—
Total Interest Expense	$2,738	$—	$4,853	$—
Average debt outstanding	163,893	—	142,659	—
Weighted average interest rate	6.23%	—	6.36%	—

(1) The Fund commenced operations on December 15, 2025. Accordingly, there is no activity for the period from March 14, 2025 (inception) to June 30, 2025.

The following summarizes the reconciliation of the carrying value of the borrowings as of June 30, 2026:

	June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$350,000	$185,271	$185,271	$164,729	$189
Subscription Financing Facility	75,000	25,000	25,000	50,000	50,000
Total	$425,000	$210,271	$210,271	$214,729	$50,189

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

7. NET ASSETS

Share Issuances

The Fund has the authority to issue an unlimited number of shares. On November 20, 2025, an affiliate of the Adviser subscribed for 400 shares of the Fund’s Shares of beneficial interest at $25.00 per share.

The following table summarizes transactions in Common Shares during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025 (1)
	Shares	Amount	Shares	Amount
Issuance of common shares	1,932,356	$47,768	—	—
Reinvestments of stockholder distribution	14,803	367	—	—
Net increase (decrease) balance at the end of period	1,947,159	$48,135	—	$—

(1) The Fund commenced operations on December 15, 2025. Accordingly, there is no activity for the period from March 14, 2025 (inception) to June 30, 2025.

Share Repurchase Program

Beginning no later than the first full calendar quarter after the two-year anniversary of the Initial Closing, and subject to Board discretion, the Fund intends to commence a share repurchase program under which it may offer to repurchase, each quarter, up to 5% of the Fund’s outstanding Shares by number of Shares as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the program at any time if it determines such action is in the best interest of the Fund and its Shareholders, and repurchases may not be available each quarter. The Fund intends to conduct repurchase offers in accordance with Rule 13e-4 under the Exchange Act and the 1940 Act, and all repurchased Shares will be retired and become authorized and unissued Shares.

The Fund has not commenced the Share repurchase program and there were no repurchases for the six months ended June 30, 2026.

Distributions

The Fund authorizes and declares distribution amounts per share of Shares of beneficial interest payable quarterly in arrears.

The following table summarizes the distribution declarations for the six months ended June 30, 2026:

	Distributions through Common Shares
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared
March 17, 2026	March 17, 2026	April 20, 2026	$0.60	$2,104
June 30, 2026	June 30, 2026	July 21, 2026	0.60	3,272
Total			$1.20	$5,376

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

Capital Commitments

The Fund is structured as a drawdown vehicle. Investors have contractually committed capital to the Fund (the “Capital Commitments”), which is called by the Fund from time to time through capital calls to fund investments, expenses, interest, and other obligations in accordance with the Fund’s governing documents. As of June 30, 2026, aggregate Capital Commitments totaled $519.6 million, of which $384.2 million remained undrawn.

Unfunded Commitments

The Fund may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances, for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies.

As of June 30, 2026, the Fund had the following unfunded commitments to portfolio companies:

June 30, 2026
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment
Alpha US Buyer LLC	First Lien Debt - Revolver	4/4/2030	$36
Alpha US Buyer LLC	First Lien Debt - Delayed Draw	4/4/2030	48
Ambient Enterprises Holdco LLC	First Lien Debt - Revolver	12/8/2029	1,036
Ambient Enterprises Holdco LLC	First Lien Debt - Delayed Draw	6/30/2030	1,074
Argano LLC	First Lien Debt - Revolver	9/13/2029	269
Beacon Behavioral Holdings, LLC	First Lien Debt - Delayed Draw	6/21/2029	1,684
Beacon Behavioral Holdings, LLC	First Lien Debt - Revolver	6/21/2029	333
Bennett West, LLC	First Lien Debt - Revolver	1/16/2031	1,140
BNP Associates Buyer Inc.	First Lien Debt - Revolver	8/19/2030	19
C3 AcquisitionCo, LLC	First Lien Debt - Delayed Draw	11/26/2030	3,373
C3 AcquisitionCo, LLC	First Lien Debt - Revolver	11/26/2030	201
CSG Buyer Inc.	First Lien Debt - Delayed Draw	7/29/2029	756
CSG Buyer Inc.	First Lien Debt - Revolver	7/29/2029	252
Decision Point Technologies, LLC	First Lien Debt - Revolver	9/1/2029	109
DRS Holdings III, Inc.	First Lien Debt - Revolver	11/1/2028	343
Engineering Resource Group Buyer, LLC	First Lien Debt - Delayed Draw	2/5/2033	1,314
Engineering Resource Group Buyer, LLC	First Lien Debt - Revolver	2/5/2033	973
Hultec Buyer LLC	First Lien Debt - Revolver	3/30/2029	297
ID Images Acquisition LLC	First Lien Debt - Revolver	7/30/2026	1,236
JS Global, LLC	First Lien Debt - Revolver	7/31/2030	1,200
Life Science Intermediate Holdings, LLC	First Lien Debt - Delayed Draw	6/10/2027	1,276
Machine Sciences Corp	First Lien Debt - Revolver	3/31/2032	1,286
Main Line Commercial Pools LLC	First Lien Debt - Delayed Draw	4/6/2033	2,919
Main Line Commercial Pools LLC	First Lien Debt - Revolver	4/6/2033	730
Medical Device, Inc.	First Lien Debt - Revolver	7/11/2029	1,008
NWP Acquisition Holdings, LLC	First Lien Debt - Delayed Draw	11/21/2030	2,493
NWP Acquisition Holdings, LLC	First Lien Debt - Revolver	11/21/2030	2,297
OSR Opco LLC	First Lien Debt - Revolver	3/15/2029	1,834
Par Excellence Holdings Inc.	First Lien Debt - Revolver	9/3/2030	965
Peak Utility Services	First Lien Debt - Delayed Draw	4/30/2032	6,357
Peak Utility Services	First Lien Debt - Revolver	4/30/2032	1,345
Portage Point Partners LLC	First Lien Debt - Revolver	5/2/2033	2,118
ResiXperts Holdco, LLC	First Lien Debt - Delayed Draw	5/2/2030	1,653
ResiXperts Holdco, LLC	First Lien Debt - Revolver	5/2/2030	1,454
Salt US Holdco LLC	First Lien Debt - Delayed Draw	7/31/2029	13,518
Salute Mission Critical Holdings LLC	First Lien Debt - Delayed Draw	11/30/2029	6,666
SDG Management Co LLC	First Lien Debt - Revolver	7/1/2028	38
Security Buyer, LLC	First Lien Debt - Delayed Draw	3/31/2032	1,770
Security Buyer, LLC	First Lien Debt - Revolver	3/31/2032	2,951
Sens Intermediate Holdings LLC	First Lien Debt - Delayed Draw	3/10/2031	680
Sens Intermediate Holdings LLC	First Lien Debt - Revolver	3/10/2031	453
Talent Worldwide Inc	First Lien Debt - Revolver	1/16/2031	439
Tender Products, INC.	First Lien Debt - Revolver	7/31/2030	1,989
Upland Software, Inc.	First Lien Debt - Revolver	7/25/2031	2,553
VP Deliver Parent Inc	First Lien Debt - Delayed Draw	2/13/2031	1,331
VP Deliver Parent Inc	First Lien Debt - Revolver	2/13/2031	1,426
Total Unfunded Commitments			$77,242

As of December 31, 2025, the Fund had the following unfunded commitments to portfolio companies:

December 31, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment
Alpha US Buyer LLC	First Lien Debt - Revolver	4/4/2030	$36
Alpha US Buyer LLC	First Lien Debt - Delayed Draw	4/4/2030	76
Ambient Enterprises Holdco LLC	First Lien Debt - Delayed Draw	6/30/2030	1,392
Ambient Enterprises Holdco LLC	First Lien Debt - Revolver	12/8/2029	1,036
Ambient Enterprises Holdco LLC	First Lien Debt - Delayed Draw	6/30/2030	2,070
Argano LLC	First Lien Debt - Revolver	9/13/2029	269
Barcoding Inc.	First Lien Debt - Revolver	9/1/2029	109
BNP Associates Buyer Inc.	First Lien Debt - Revolver	8/19/2030	18
C3 AcquisitionCo, LLC	First Lien Debt - Delayed Draw	11/26/2030	582
C3 AcquisitionCo, LLC	First Lien Debt - Revolver	11/26/2030	201
CSG Buyer Inc.	First Lien Debt - Delayed Draw	7/29/2029	756
CSG Buyer Inc.	First Lien Debt - Revolver	7/29/2029	252
DRS Holdings III, Inc.	First Lien Debt - Revolver	11/1/2028	343
Life Science Intermediate Holdings, LLC	First Lien Debt - Revolver	6/10/2027	517
Life Science Intermediate Holdings, LLC	First Lien Debt - Delayed Draw	6/10/2027	1,276
NWP Acquisition Holdings, LLC	First Lien Debt - Delayed Draw	11/21/2030	872
NWP Acquisition Holdings, LLC	First Lien Debt - Revolver	11/21/2030	1,090
OSR Opco LLC	First Lien Debt - Revolver	3/15/2029	344
Par Excellence Holdings Inc.	First Lien Debt - Revolver	9/3/2030	965
ResiXperts Holdco, LLC	First Lien Debt - Delayed Draw	5/2/2030	11,472
ResiXperts Holdco, LLC	First Lien Debt - Revolver	5/2/2030	1,696
Salt US Holdco LLC	First Lien Debt - Delayed Draw	7/31/2029	742
Salute Mission Critical Holdings LLC	First Lien Debt - Delayed Draw	11/30/2029	2,919
SDG Management Co LLC	First Lien Debt - Delayed Draw	7/1/2028	224
SDG Management Co LLC	First Lien Debt - Revolver	7/1/2028	57
Sens Intermediate Holdings LLC	First Lien Debt - Delayed Draw	3/10/2031	680
Sens Intermediate Holdings LLC	First Lien Debt - Revolver	3/10/2031	453
Upland Software, Inc.	First Lien Debt - Revolver	7/25/2031	920
Total Unfunded Commitments			$31,367

9. FINANCIAL HIGHLIGHTS

Below is the schedule of the Fund’s financial highlights:

	Six Months Ended June 30,
	2026	2025 (5)
Per Share Data:
Net assets, beginning of period	$24.81	$—
Net investment income (loss)(1)	1.26	—
Net realized gain (loss) (1)	0.00	—
Net change in unrealized appreciation (depreciation) (1) (3)	(0.12)	—
Net increase (decrease) in net assets resulting from operations (1)	1.14	—
Distributions declared from net investment income	(1.20)	—
Issuance of common shares	0.02	—
Total increase (decrease) in net assets	(0.04)	—
Net assets, end of period	$24.77	$—
Common shares outstanding, end of period	5,453,635	—
Total return based on NAV (2)	4.76%	—
Ratio/Supplemental data:
Net assets, end of period	$135,110	$—
Ratio of total expenses to average net assets(6)	12.93%	—
Ratio of net investment income (loss) to average net assets(6)	10.57%	—
Portfolio turnover rate (4)	18.40%	—
Supplemental Data:
Total capital commitments, end of period	$519,604	$—
Ratio of total contributed capital to total committed capital, end of period	26.06%	—
Weighted average shares outstanding	4,276,781	—
Asset coverage ratio	164%	—

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
(5)
The Fund commenced operations on December 15, 2025. Accordingly, there is no activity for the period from March 14, 2025 (inception) to June 30, 2025.
(6)
The ratios reflect an annualized amount.

10. SUBSEQUENT EVENTS

The Fund’s management has evaluated subsequent events through the date that the financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in the financial statements or accompanying notes except as discussed below.

On July 1, 2026 and July 31, 2026, respectively, the Fund closed on additional capital commitments totaling $5.8 million and $105.5 million.

On July 13, 2026, the Fund issued a capital call notice, with a funding date of July 24, 2026, for $29.1 million of additional capital. In connection with the capital call, the Fund issued 1.2 million additional shares as of July 24, 2026.

Effective as of July 24, 2026, the Board of Trustees of the Fund adopted and approved the Second Amendment to the Fund's Amended and Restated Declaration of Trust to add a provision expressly stating that the Fund, to the extent permitted under such act, will not prepare or deliver an investment management report pursuant to Japan's Act on Investment Trusts and Investment Corporations (Act No. 198 of 1951, as amended).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless indicated otherwise, the “Fund,” “we,” “us,” and “our” refer to Sound Point Direct Lending BDC, a Delaware statutory trust. The “Adviser” refers to Sound Point Capital Management, LP, a Delaware limited partnership, and the “Administrator” refers to Sound Point Administration LLC, a Delaware limited liability company, together with the Adviser and their other affiliates, “Sound Point” or the “Firm.” “Shareholder” refers to a holder of the Fund’s common shares of beneficial interest, par value $0.001 per share (the “Shares”). This quarterly report on Form 10-Q (the "Report") contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements.

We have based the forward-looking statements included in this Report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements, unless we are required to do so by applicable law. However, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (the “SEC”), including future annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

● the use of borrowed money to finance a portion of our investments;

● the adequacy of our financing sources and working capital;

● the timing of cash flows, if any, from the operations of our portfolio companies;

● the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

● the ability of our Adviser and its affiliates to attract and retain highly talented professionals.

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the Fund's consolidated financial statements as of June 30, 2026 (the "Consolidated Financial Statements") and notes thereto appearing elsewhere in this report. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Forward-Looking Statements” appearing elsewhere in this report.

Sound Point Direct Lending BDC is an externally managed, non-diversified closed-end management investment company regulated under the Investment Company Act of 1940, as amended (the"1940 Act"), that has elected to be treated as a business development company ("BDC"). In addition, for tax purposes, the Fund intends to elect, and intends to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").. The Fund is externally managed by the Adviser, an SEC-registered investment adviser with significant experience in private credit and direct lending markets.

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

As of June 30, 2026, the Fund’s portfolio was predominantly invested in U.S. dollar-denominated, first-lien senior secured debt instruments across a diversified set of industries, with an emphasis on first lien core middle market lending. The portfolio reflected a disciplined underwriting approach, conservative leverage at the borrower level, and an ongoing focus on covenant protection and downside risk mitigation.

Investments

The Fund commenced investment operations on December 15, 2025, and therefore does not have prior periods with which to compare the Fund's investment operating results for the six months ended June 30, 2026.

The following summarizes the Fund's investment activity for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Six Months Ended June 30,
	2026	2025 (1)
Beginning Balance	$99,713	$—
Investments purchased	280,477	—
Interest PIK	21
Net accretion of discount on investments	447	—
Net realized gain (loss) on investments	—	—
Net change in unrealized (appreciation) depreciation on investments	(52)	—
Investments sold or repaid	(40,306)	—
Closing Balance	$340,300	$—

(1) The Fund commenced operations on December 15, 2025. Accordingly, there is no activity for the period from March 14, 2025 (inception) to June 30, 2025.

As of June 30, 2026, 99.0% of the first lien and other senior secured loan investments in the Fund’s portfolio bore interest at floating rates, subject to base floor rates. Accordingly, the interest rates earned on these investments were generally determined based on prevailing SOFR plus the applicable contractual spread. With respect to the Fund’s lending activities, the weighted average contractual spread over SOFR earned on its first lien senior secured loan investments was 5.50% as of June 30, 2026, compared with 5.54% as of December 31, 2025.

The following table shows the composition of the Fund's investment portfolio as of June 30, 2026 (dollars in thousands):

	June 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$334,283	$334,251	98.22%
Senior Subordinated Loan	2,602	2,602	0.76
Equity	3,435	3,447	1.02
Total Investments at fair value	$340,320	$340,300	100.00%

The following table shows the composition of the Fund's investment portfolio as of December 31, 2025 (dollars in thousands):

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$99,681	$99,713	100.00%
Total Investments at fair value	$99,681	$99,713	100.00%

The following is a summary of the industry classifications of the portfolio companies in which the Fund invested as of June 30, 2026 (dollars in thousands):

	June 30, 2026
Industry Classification	Fair Value	Percentage of Total Investments (at Fair Value)
Aerospace / MRO Services	$22,451	6.59%
Application Software	18,955	5.57%
Architectural & Engineering Services	3,704	1.09%
Business Services	207	0.06%
Capital Equipment	20,652	6.07%
Chemicals, Plastics, & Rubber	1,257	0.37%
Commercial Aviation	12,987	3.82%
Construction	4,101	1.21%
Construction & Building	15,984	4.70%
Consumer Products	10,557	3.10%
Data Center / Other Commercial Services	24,497	7.20%
Dermatology	1,601	0.47%
Electrical Components & Equipment	1,901	0.56%
Global Consumer Products	13,281	3.90%
Healthcare & Pharmaceuticals	7,833	2.30%
Healthcare Equipment & Services	10,337	3.04%
HVAC Consulting & Distribution	12,854	3.78%
Industrial Products Distribution / After-Market Services	18,161	5.34%
IT Services	10,201	3.00%
Life Sciences	8,079	2.37%
Manufacturing	8,925	2.62%
Packaging (Labels)	16,719	4.91%
Professional Services	28,195	8.28%
Residential & Light Commercial HVAC	19,764	5.81%
Roofing Services	16,294	4.79%
Supply Chain Equipment & Services	11,782	3.46%
Transportation	9,399	2.76%
Utilities: Electric	9,622	2.83%
Total	$340,300	100.00%

The following is a summary of the industry classifications of the portfolio companies in which the Fund invested as of December 31, 2025 (dollars in thousands):

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

The following tables show the composition of the Fund's portfolio on the 1 to 6 investment performance rating scale (dollar amounts in thousands). Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial conditions, market conditions or developments, and other factors:

	June 30, 2026
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
1	$45,955	13.50%	7
2	277,350	81.51	26
3	16,995	4.99	3
4	—	—	—
5	—	—	—
6	—	—	—
Total	$340,300	100.00%	36

	December 31, 2025
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
1	$29,667	29.75%	6
2	56,115	56.28	11
3	13,931	13.97	2
4	—	—	—
5	—	—	—
6	—	—	—
Total	$99,713	100.00%	19

The following table presents the amortized cost of the Fund's performing and non-accrual investments as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026		December 31, 2025
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$340,320	100.0%	$99,681	100.0%
Non-accrual	—	—	—	—
Total	$340,320	100.0%	$99,681	100.0%

Results of Operations

For the three and six months ended June 30, 2026 and 2025, the Fund's operating results were as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025 (1)	2026	2025 (1)
Operating Results
Total investment income	$7,089	$—	$11,984	$—
Interest expense	(2,738)	—	(4,853)	—
Other expense	(1,087)	—	(1,741)	—
Net change in unrealized appreciation (depreciation)	500	—	(52)	—
Net increase (decrease) in net assets before organizational expenses	$3,764	$-	$5,338	$-
Organizational expense	—	(87)	—	(260)
Net increase (decrease) in net assets resulting from operations	$3,764	$(87)	$5,338	$(260)

(1) The Fund commenced operations on December 15, 2025. Accordingly, there is no activity for the period from March 14, 2025 (inception) to June 30, 2025.

Investment Income

For the three and six months ended June 30, 2026 and 2025, the composition of the Fund's investment income was as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025 (1)	2026	2025 (1)
Investment Income
Interest income	$7,068	$—	$11,963	$—
Payment-in-kind interest income	21	—	21	—
Total investment income	$7,089	$—	$11,984	$—

(1) The Fund commenced operations on December 15, 2025. Accordingly, there is no activity for the period from March 14, 2025 (inception) to June 30, 2025.

Operating Expenses

For the three and six months ended June 30, 2026 and 2025, the composition of the Fund's operating expenses was as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025 (1)	2026	2025 (1)
Interest expense	$2,738	$—	$4,853	$—
Administration expense	129	—	257	—
Management fees	440	—	689	—
Organization costs	—	87	—	260
Trustees’ fees	56	—	116	—
Professional fees	78	—	140	—
Custody expense	24	—	43	—
Other general and administrative expenses	360	—	496	—
Total expenses	$3,825	$87	$6,594	$260

(1) The Fund commenced operations on December 15, 2025. Accordingly, there is no activity for the period from March 14, 2025 (inception) to June 30, 2025.

Total expenses for the three and six months ended June 30, 2026 was $3.8 million and $6.6 million, respectively, of interest and other financing expenses related to the Fund’s credit facilities, management and administration fees, professional fees and other general and administrative expenses. As the Fund continues to deploy capital and grow its investment portfolio, we expect expenses to represent a smaller percentage of the Fund’s overall investment income.

Net Change in Unrealized Appreciation or Depreciation on Investments

Net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2026 totaled approximately $0.5 million and $(0.1) million, respectively. This activity reflects the changes in fair value of investments as determined by the Board in compliance with the Fund's valuation policy.

Financial Condition and Outlook

As of June 30, 2026, the Adviser believes that the Fund is well positioned to benefit from sustained demand for private credit solutions, particularly within core middle-market.

The Fund generates cash primarily from offerings of its securities and from cash flows from interest and fees earned from its investments and principal repayments and proceeds from sales of our investments. The Fund's primary use of cash is for investments in portfolio companies, payments of its expenses and payment of cash distributions to Shareholders.

As of June 30, 2026, the Fund had $7.8 million in cash and cash equivalents, $185.3 million of debt outstanding on its Revolving Credit Facility (as defined in Note 6 to the accompanying financial statements), $25 million outstanding on its Subscription Financing Facility (as defined in Note 6 to the accompanying financial statements) and $50 million total available on its financing facilities. See “Borrowings” below for additional information.

Share Issuances

The following table summarizes transactions in Shares of beneficial interest during the three and six months ended June 30, 2026 (dollars in thousands):

Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Proceeds
December 31, 2025	3,506,476	$87,662
April 20, 2026	1,947,159	48,135
Total	5,453,635	$135,797

The Fund commenced operations on December 15, 2025. Accordingly, there is no activity for the period from March 14, 2025 (inception) to June 30, 2025.

Financing Facilities

The following tables show the Fund's outstanding debt, collectively referred to as the "Financing Facilities," as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$350,000	$185,271	$185,271	$164,729	$189
Subscription Financing Facility	75,000	25,000	25,000	50,000	50,000
Total	$425,000	$210,271	$210,271	$214,729	$50,189

(1)The unused portion is the amount upon which commitment fees, if any, are based.

(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$275,000	$54,971	$54,971	$220,029	$5,144
Subscription Financing Facility	75,000	12,000	12,000	63,000	63,000
Total	$350,000	$66,971	$66,971	$283,029	$68,144

(1)The unused portion is the amount upon which commitment fees, if any, are based.

(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.

The Fund’s Financing Facilities were subject to floating interest rates based on SOFR plus an applicable spread. As of June 30, 2026, the weighted average SOFR rate for the Fund’s outstanding borrowings was 3.67%, and the weighted average contractual interest rate was 5.58%. As of December 31, 2025, the weighted average SOFR rate for the Fund’s borrowings was 3.72%, and the weighted average contractual interest rate was 5.62%.

For further details, see Note 6 “Borrowings" in our consolidated financial statements included in this report.

Share Repurchase Program

The Fund has not commenced repurchase offers, but beginning no later than the first full calendar quarter after the two-year anniversary of the the initial closing of our private placements of Shares on December 15, 2025 (the "Initial Closing"), and subject to the discretion of the majority-independent Board, the Fund intends to offer quarterly repurchases of up to 5% of Shares outstanding, by number of Shares, as of the prior quarter-end.

The Board may amend, suspend or terminate the program at any time if it determines such action is in the best interests of the Fund and/or Shareholders, and repurchases may not be available each quarter. We have not commenced the Share repurchase program and there were no Share repurchases for the six months ended June 30, 2026.

Distributions

The Fund authorizes and declares distribution amounts per share of Shares of beneficial interest payable quarterly in arrears.

The following table summarizes the distribution declarations for the six months ended June 30, 2026:

	Distributions through Common Shares
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared
March 17, 2026	March 17, 2026	April 20, 2026	$0.60	$2,104
June 30, 2026	June 30, 2026	July 21, 2026	0.60	3,272
Total			$1.20	$5,376

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

Unfunded Commitments

The Fund’s investment portfolio may contain revolving line of credit or delayed draw commitments, which require the Fund to fund when requested by portfolio companies. As of June 30, 2026, the Fund had unfunded investment commitments in the aggregate par amount of $77.2 million. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied.

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

Recent Developments

On July 1, 2026 and July 31, 2026, we closed on additional capital commitments totaling $5.8 million and $105.5 million respectively.

As of July 24, 2026, we issued 1.2 million Shares pursuant to a capital call of $29.1 million pursuant to our subscription agreements with investors.

Effective as of July 24, 2026, our Board of Trustees adopted and approved the Second Amendment to our Amended and Restated Declaration of Trust to add a provision expressly stating that, to the extent permitted under such act, we will not prepare or deliver an investment management report pursuant to Japan’s Act on Investment Trusts and Investment Corporations (Act No. 198 of 1951, as amended).

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

As of June 30, 2026, 98.22% of the investments at fair value in the Fund's portfolio were at variable rates, subject to interest rate floors.

Assuming that the Fund's Consolidated Statement of Assets and Liabilities as of June 30, 2026 were to remain constant and that it took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments) (dollar amounts in thousands):

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$12,635	$(2,948)	$9,687
Up 200 basis points	8,423	(1,965)	6,458
Up 100 basis points	4,212	(983)	3,229
Down 100 basis points	(4,212)	983	(3,229)
Down 200 basis points	(8,423)	1,965	(6,458)
Down 300 basis points	(12,635)	2,948	(9,687)

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Fund's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors described below and discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended June 30, 2026, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 except for the following:

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Previously disclosed by the Fund on its current reports on Form 8-K.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our Trustees or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits, Consolidated Financial Statement Schedules

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Second Amendment to Amended and Restated Declaration of Trust(1)
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2026, has been formatted in Inline XBRL and contained in Exhibit 101

(1) Incorporated by reference to the Fund's Form 8-K filed by the Fund on July 29, 2026.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUND POINT DIRECT LENDING BDC

Date: August 14, 2026	By:	/s/ Andrew Eversfield
Andrew Eversfield
Chief Executive Officer

Date: August 14, 2026	By:	/s/ Daniel Fabian
Daniel Fabian
Chief Financial Officer and Treasurer